Form 10QSB
period 2005-03-31
Optionable Inc
filed 2005-05-26
CIK 1303433

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                       Commission file number: 333-121543

                                OPTIONABLE, INC.
        (Exact name of small business issuer as specified in its charter)

                      Delaware                             52-2219407
         -----------------------------------         --------------------
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)                Identification No.)

  555 Pleasantville Road, South Building, Suite 110 Briarcliff Manor, NY 10150
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (914) 773-1100
                ------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The total number of shares of the issuer's common stock, $.0001 par value, outstanding at May 5, 2005 was 51,406,531.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation." In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                                OPTIONABLE, INC.


                         QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS


                                                                         Page
                                                                        ------
PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheet (unaudited) as of March 31, 2005                   4

          Statements of Operations (unaudited) for the three month
          periods ended March 31, 2005 and 2004                            5

          Statements of Cash Flows (unaudited) for the three month
          periods ended March 31, 2005 and 2004                            6

          Notes to Financial Statements (unaudited)                        7

Item 2.   Management's Discussion and Analysis or Plan of Operations      17

Item 3.   Controls and Procedures                                         30

PART II -- OTHER INFORMATION

Item 6. Exhibits                                                          32

Signatures

                                OPTIONABLE, INC.
                                  BALANCE SHEET
                                  March 31,2005
                                   (Unaudited)

                                     ASSETS

Current Assets:
Cash                                                          $         809,752
Accounts receivable, net of provision
 for doubtful accounts of $33,622                                       348,983
Due from related party                                                  401,357
Incentives receivable                                                   287,623
                                                              ------------------

     Total current assets                                             1,847,715

  Property and equipment, net of accumulated
   depreciation of $400,115                                              41,633
  Other assets                                                           17,059
                                                              ------------------

     Total assets                                             $       1,906,407
                                                              ==================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued expenses                       $         125,815
  Accrued compensation                                                  461,803
                                                              ------------------

    Total current liabilities                                           587,618

Due to chairman of the board, net of
 unamortized discount of $3,702,361                                   1,919,392
Due to related party, net of unamortized
 discount of $1,004,331                                                 520,630
                                                              ------------------

     Total liabilities                                                3,027,640

Stockholders' Deficit:
  Preferred Stock; $.0001 par value, 5,000,000 shares
   authorized, none issued and outstanding at March 31, 2005                  -
  Common stock; $.0001 par value, 100,000,000 shares
   authorized, 51,406,431 issued and outstanding at
   March 31, 2005                                                         5,141
  Additional paid-in capital                                          7,784,411
  Accumulated deficit                                                (8,910,785)
                                                              ------------------

     Total stockholders' deficit                                     (1,121,233)
                                                              ------------------


     Total liabilities and stockholders' deficit              $       1,906,407
                                                              ==================





                  See Notes to Unaudited Financial Statements.

                                OPTIONABLE, INC.
                            STATEMENTS OF OPERATIONS


                                                              For the Three-Month Period Ended
                                                                           March 31,
                                                           ----------------------------------------
                                                                  2005                 2004
                                                           -------------------   ------------------
                                                              (Unaudited)            (Unaudited)

Brokerage fees                                             $          578,888    $         220,547
Brokerage fees-related party                                          386,755                    -
Incentives                                                            193,159                    -
                                                           -------------------   ------------------
Net revenues                                                        1,158,802              220,547

Cost of revenues                                                      414,544              428,267
Cost of revenues-related party                                        192,228                    -
                                                           -------------------   ------------------
                                                                      606,772              428,267

Gross profit (loss)                                                   552,030             (207,720)

Operating expenses:
  Selling, general and administrative                                 215,998              266,406
  Research and development                                            127,022                    -
                                                           -------------------   ------------------

     Total operating expenses                                         343,020              266,406
                                                           -------------------   ------------------

     Operating income (loss)                                          209,010             (474,126)
                                                           -------------------   ------------------

  Other expense:
  Interest expense to related parties                                 (71,722)             (73,600)
                                                           -------------------   ------------------
                                                                      (71,722)             (73,600)
                                                           -------------------   ------------------


Net income (loss)                                          $          137,288    $        (547,726)
                                                           ===================   ==================

Basic net income (loss) per common share                               $ 0.00              $ (0.01)
                                                           ===================   ==================

Diluted net income (loss) per common share                             $ 0.00              $ (0.01)
                                                           ===================   ==================

Basic weighted average common
shares outstanding                                                 51,406,431           45,096,430
                                                           ===================   ==================

Diluted weighted average common shares outstanding                 51,406,431           45,096,430
                                                           ===================   ==================



                  See Notes to Unaudited Financial Statements.

                                OPTIONABLE, INC.
                            STATEMENTS OF CASH FLOWS


                                                             For the Three-Month Period Ended
                                                                         March 31,
                                                          ----------------------------------------
                                                                  2005                  2004
                                                          ------------------   -------------------
                                                             (Unaudited)            (Unaudited)
Cash flows from operating activities:
Net income (loss)                                         $         137,288    $         (547,726)
Adjustments to reconcile net income (loss) to net cash
 (used in) operating activities:
  Depreciation                                                        6,938                12,931
  Amortization of debt discount                                      71,722                     -
  Forfeiture of officers' compensation                                    -               375,000
  Provision for doubtful accounts                                   (56,352)              (34,975)
Changes in operating assets and liabilities:
  Accounts receivable                                               (96,047)               (8,757)
  Due from related party                                           (107,782)                    -
  Incentives receivable                                            (155,947)                    -
  Other assets                                                       (4,103)                  637
  Accounts payable and accrued expenses                              (4,871)             (202,288)
  Accrued compensation                                              114,086                14,545
  Accrued interest on notes payable to related parties                    -                73,599
                                                          ------------------   -------------------

Net cash (used in) operating activities                             (95,068)             (317,034)
                                                          ------------------   -------------------

Cash flows used in investing activity:
  Purchases of property and equipment                                (2,306)                    -
                                                          ------------------   -------------------

Net cash used in investing activity                                  (2,306)                    -
                                                          ------------------   -------------------

Cash flows from financing activities:

  Proceeds from line of credit payable to chairman
   of the board                                                           -                50,000
  Proceeds from issuance of note payable to chairman
   of the board                                                           -               250,000
                                                          ------------------   -------------------

Net cash provided by financing activities                                 -               300,000
                                                          ------------------   -------------------

Decrease in cash                                                    (97,374)              (17,034)

Cash, beginning of period                                           907,126                63,041
                                                          ------------------   -------------------

Cash, end of period                                       $         809,752    $           46,007
                                                          ==================   ===================

Supplemental disclosures of cash flow information:
     Cash paid for taxes                                  $               -    $                -
                                                          ==================   ===================

     Cash paid for interest                               $               -    $                -
                                                          ==================   ===================



                  See Unaudited Notes to Financial Statements.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2005 and 2004
                                   (Unaudited)

Note 1-Organization, Description of Business and Basis of Presentation

Optionable, Inc. (the "Company") was formed in Delaware in February 2000 and is a trading and brokerage services provider to brokerage firms, financial institutions, energy traders, and hedge funds nationwide. The Company's operations are located in the New York metropolitan area. The Company is in the process of developing an automated electronic trading system.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of recurring accruals, considered for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

Note 2- Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents, accounts receivable, incentives receivable, and due from related party.

The Company minimizes its credit risks associated with cash and cash equivalents by periodically evaluating the credit quality of its primary financial institutions.

The Company's accounts receivable are due from energy trading firms, financial institutions, and hedge funds, located primarily in the United States. Collateral is generally not required. Two of the Company's customers accounted for 18% and 13% of its accounts receivable, net of doubtful accounts at March 31, 2005. No other customers accounted for more than 10% of its accounts receivable at March 31, 2005.

The Company's incentives receivable are due from two United States exchanges providing the Company with incentives to submit customer trades to their respective platform. The incentives receivable are not collateralized.

The due from related party is due from an affiliate owned by the Company's chief executive officer and by a former officer of the Company, who are both stockholders of the Company. The due from related party is not collateralized.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2005 and 2004

Note 2- Summary of Significant Accounting Policies-Continued

Customer Concentration

One of the Company's customers accounted for approximately 13% and 21%, respectively of its revenues during the three-month periods ended March 31, 2005 and 2004, respectively. The Company minimizes its customer concentration risks by diversifying its existing customer base.

Product Concentration

All of the Company's revenues are derived from fees earned from energy derivatives transaction fees and related incentives provided by exchanges.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivables, incentives receivable, due from related party, accounts payable and accrued expenses approximate their fair value due to their short-term maturities. The carrying amount of due to Chairman of the board and due to related party approximate their fair value based on the Company's incremental borrowing rate.

Software Development Costs
Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Accounting Financial Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Costs of maintenance and customer support will be charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first. The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no software development costs have been capitalized as of March 31, 2005.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2005 and 2004


Note 2- Summary of Significant Accounting Policies-Continued

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or all of the deferred tax asset will not be realized.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to, the realization of receivables. Actual results will differ from these estimates.

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options, amounting to 780,250 and 1,104,900 at March 31, 2005 and 2004, respectively, are excluded from the loss per share computation for 2003 due to their antidilutive effect.

The share amounts included in the financial statements, including the basic and diluted loss per share have been retroactively restated to reflect the stock splits discussed below.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2005 and 2004

Note 2- Summary of Significant Accounting Policies-Continued

Stock Splits

The Company's board of directors has declared the following stock split of common stock:


        June 10, 2004                          1.27 for 1

The basic and diluted earnings per share have been adjusted retroactively to give effect to the aforementioned stock spilt.

Revenue Recognition

Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 104 "Revenue Recognition".

The Company generally invoices its customers monthly, for all transactions which have been executed during such month. Revenues are recognized on the day of trade-trade date basis. The Company's revenues derive from a certain predetermined fixed fee of the transactions it executes on behalf of its customers. The fee is based on the volume of financial instruments traded. The Company bases its fees on oral and written contracts and confirms the fees in writing upon the execution of each transaction.

The Company also receives incentives from United States exchanges for the volume of transactions conducted by the Company using their platform. The incentives are based on a percentage of the total revenues received by the exchange attributable to the Company's volume of transactions submitted to the respective exchanges. The Company estimates monthly such incentives based on the volumes of daily transactions submitted to the respective exchanges using the day of trade-trade date basis, and the exchanges' published revenues by type of transactions. The Company, pursuant to SAB 104, realizes the incentive revenues realized or realizable when the all of the following criteria are met:

         1) Persuasive evidence of an arrangement exists. The Company has a written separate agreement with one of the exchanges. The other exchange has publicly published the terms of its incentive program in 2003 which is offered to all intermediaries in the select transactions;

         2) delivery has occurred or services have been rendered. Under arrangements with both exchanges, the incentives are earned on the day the Company submits transactions to the respective exchanges based on the revenues generated from such transactions and are no longer subject to minimum volume of transactions to the respective exchanges. The Company accounts for all transactions submitted to each exchange on a daily basis. Accordingly, the Company is able to determine when the incentives are earned based on the

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2005 and 2004

Note 2- Summary of Significant Accounting Policies-Continued

date it submits transactions to the exchanges. The Company has no other obligations to the exchanges to earn the incentives;

         3) "seller's" price to the buyer is fixed or determinable. Based on the incentive program terms of each exchange, their published prices for the type of transactions the Company submits to them, and the Company's transactions records, the Company is able to estimate the revenues each exchange earns in connection with the transactions it submits, and accordingly, the amount, if any of the incentives the Company earns in connection with such transactions; and

         4) collectibility is reasonably assured. Historically, both exchanges have paid the Company timely on incentives earned. The Company has no knowledge that they do not intend to pay these incentives, if earned, in the future. Furthermore, the Company intends to enforce the payment of any incentives receivable under the incentive programs.

Stock-Based Compensation

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2005 and 2004

Note 2- Summary of Significant Accounting Policies-Continued

compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

Segment reporting

The Company operates in one segment, brokerage services. The Company's chief operating decision-maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statement of operations.

Recent Pronouncements

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning in 2005. The Company has not granted any new options or modified the terms of existing options during the three-month period ended March 31, 2005. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

Note 3-Due to Chairman of the Board

The Due to Chairman of the board does not bear interest, is unsecured, and is payable on March 12, 2014. However, if the Company obtains additional equity or debt financing of at least $1,000,000 following the private placement which closed in September 2004 ("Capital Raise"), the Company will repay its Chairman of the Board up to 39.33% of the Capital Raise, up to $2,810,877, with the remaining balance and accrued interest of 12% from the date of the Capital Raise due on March 22, 2014.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2005 and 2004


Note 3-Due to Chairman of the Board-Continued

The due to Chairman of the board was discounted using the implied rate of 12% over ten years. The amortization of such discount amounted to approximately $56,000 during the three-month period ended March 31,2005 and has been recorded as interest expense to related parties in the accompanying statement of operations. The remaining unamortized discount on the due to Chairman of the board amounts to approximately $3.7 million as of March 31, 2005.

The amount due to Chairman of the board as of March 31, 2005 is as follows:




     Due to Chairman of the board before unamortized discount:    $ 5,621,753
     Original discount on due to Chairman of the board:            (3,918,391)
     Amortization of discount                                         216,030
                                                                  ------------
                                                                  $ 1,919,392
                                                                  ============


Interest expense, other than the amortization of discount, in connection with the various amounts due to Chairman of the board and note payable to a related party, an entity in which the Company's Chairman of the board is also the managing director amounted to approximately $0 and $74,000 during the three-month periods ended March 31, 2005 and 2004, respectively.


During April 2005, the Company modified the terms of its due to Chairman of the board. The modified terms provide that, in the event of a Capital Raise, among other things, the interest rate accrued after such event is reduced from 12% to 4.68%. Additionally, the modified terms provide that the Company may make principal repayments towards the due to Chairman of the board and due to related party amounting to approximately 25% of its cash flows from operating cash flows less capital expenditures. In connection with the modified terms, the Company made a principal repayment of $69,638 on the due to its Chairman of the board, which was offset against an accounts receivable of one of the Company's clients, which is an unrelated party.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2005 and 2004


Note 4-Other Related Party Transactions

In April 2004, the Company agreed to pay certain fixed and variable fees and support services to a related party entity partly owned by its chief executive officer and by a stockholder and former officer in exchange for a share of revenues of the floor brokerage services of the related party. The Company will pay such related party a minimum annual fixed fee of $50,000 and assume all expenses directly incurred by the related party's associated floor brokerage services. Additionally, the Company will pay such related party $1,525,000 on April 1, 2014. However, upon a Capital Raise, the Company will pay up to 10.67% of the amount raised during the Capital Raise, up to $762,500, to the related party, with the remaining principal and accrued interest of 12% from the date of the Capital Raise payable on April 1, 2014. The payable to the related party was discounted using the implied rate of 12% over ten years. The amortization of such discount amounted to approximately $15,000 during the three-month period ended March 31, 2005 and has been recorded as interest expense to related parties in the accompanying statement of operations. The remaining unamortized discount on the due to related party amounts to approximately $1.0 million as of March 31, 2005.

The Company's share of revenues and expenses of the floor brokerage services amounted to approximately $387,000 and $192,000, respectively during the three-month period ended March 31, 2005. The Company has received $87,000 from the related party in connection with such floor brokerage services during the same period and the related party owes approximately $401,000 as of March 31, 2005.

The Company recognizes its share of revenues of the floor brokerage services based on the commissions earned for such services which are recognized on the day of the trade-trade date basis.

During April 2005, the Company modified the terms of its due to related party. The modified terms provide that, in the event of a Capital Raise, among other things, the interest rate accrued after such event is reduced from 12% to 4.68%. Additionally, the modified terms provide that the Company may make principal repayments towards the due to Chairman of the board and due to related party amounting to approximately 25% of its cash flows from operating cash flows less capital expenditures. In connection with the modified terms, the Company made a principal repayment of $150,000 on the due to related party.

The Company has recognized revenues of approximately $37,000 and $0 during the three-month periods ended March 31, 2005 and 2004, respectively, from three related parties, entities in which its Chairman of the Board is also the managing director. Such related parties owe the Company approximately $44,000 as of March 31, 2005.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2005 and 2004


Note 5- Stockholders' Deficit

Stock Compensation Plan

During November 2004, the Company adopted the 2004 Stock Option Plan ("2004 Plan"). The 2004 Plan allows for the grant of both incentive stock options and nonstatutory stock options. The 2004 Plan may be administered, interpreted and constructed by the Board of Directors or a compensation committee. The maximum number of shares of common stock which may be issued pursuant to options granted under the 2004 Plan may not exceed 7,500,000 shares. During December 2004, the Company granted 780,250 options to its employees and directors under the 2004 Plan. All of the options are exercisable at $0.20 per share.

If any options granted under the 2004 Plan expires or terminates without having been exercised or ceased to be exercisable, such options will be available again under the 2004 Plan. All employees of the Company and its subsidiaries are eligible to receive incentive stock options and nonstatutory stock options. Non-employee directors and outside consultants who provided bona-fide services not in connection with the offer or sale of securities in a capital raising transaction are eligible to receive nonstatutory stock options. Incentive stock options may not be granted below their fair market value at the time of grant or, if to an individual who beneficially owns more than 10% of the total combined voting power of all stock classes of the Company or a subsidiary, the option price may not be less than 110% of the fair value of the common stock at the time of grant. The expiration date of an incentive stock option may not be longer than ten years from the date of grant. Option holders, or their representatives, may exercise their vested options up to three months after their employment termination or one year after their death or permanent and total disability. The 2004 Plan provides for adjustments upon changes in capitalization.

The following pro forma information regarding stock-based compensation has been determined as if the Company had accounted for its employee stock options under the fair value method pursuant to SFAS 123. For purposes of the proforma calculations, the fair value of each option granted in 2004 was estimated at the date of grant using the Black-Scholes model with the following assumptions used: risk-free interest rate: 2.78%; dividend yield: none; volatility: none; expected lives: 3 years. No options were granted for the three-month period ended March 31, 2005.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2005 and 2004


Note 5- Stockholders' Deficit

No stock-based employee compensation cost is reflected in net income, as all options granted under the Company's plans had an exercise price equal to or above market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for grants under those plans consistent with the method of SFAS No. 123, the Company's cash flows would have remained unchanged, however net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                   2005           2004
                                                                ----------    -----------
Net income (loss)as reported:                                   $ 137,288     $ (547,726)
Deduct: Total stock-base employee compensation expense
        determined under fair value based method for all
        awards, net of related tax effects                         (1,085)             -
                                                                ----------    -----------
Net income (loss) pro forma                                     $ 136,203     $ (547,726)
                                                                ==========    ===========


Note 6-Subsequent Events

During April 2005, the Company modified the terms of its due to Chairman of the board and due to related party. The modified terms provide that, in the event of a Capital Raise, among other things, the interest rate accrued after such event is reduced from 12% to 4.68%. Additionally, the modified terms provide that the Company may make principal repayments towards the due to Chairman of the board and due to related party amounting to approximately 25% of its cash flows from operating cash flows less capital expenditures. In connection with the modified terms, the Company made a principal repayment of $150,000 on the due to related party. Furthermore, the Company made a principal repayment of $69,638 on the due to its Chairman of the board, which was offset against an accounts receivable of one of the Company's client, which is an unrelated party.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

In recent years, the energy industry changed drastically. Long a volatile industry, high profile bankruptcies, such as Enron, sparked a flight of capital and a lack of confidence in the financial position of energy related market participants, which forced energy companies to depart the energy trading markets. We believe that the flow of investment out of energy trading markets was mostly felt during 2003. During 2004 and 2005, we have observed a higher level of participants within the investment banking and hedge fund community committing capital to energy trading, which has increased the level of volume within the energy trading markets. Such higher level of participants has also increased our revenues, net income, and cash flow from operating activities which has improved our financial condition. We also believe that we will need to continue to increase our research and development expenditures in the foreseeable future which would be financed by our cash flows from operations.

We are in the process of completing the development of our electronic trading system, OPEX. We had temporarily discontinued such efforts in 2003 and resumed them in late 2004. We intend to complete the development and initial launch of the OPEX system in the third quarter of 2005. We believe the costs associated with finalizing the development of the first operating version of OPEX and the marketing costs associated with the initial launch will be at least $500,000 and $100,000, respectively and will be financed by our cash flows from operations. We believe that we will continue to generate cash flows from operations in the foreseeable future sufficient to permit us to absorb the costs to complete the development of OPEX as well as the costs related to its initial launch. The additional work necessary to finalize the development of the first operating version of OPEX consists primarily of ensuring that all transactions entered in OPEX are properly processed and certain feature enhancements.

Since inception, substantially all of our operations were funded by Mark Nordlicht, our Chairman of the Board and a stockholder. Additionally, during the fourth quarter of 2004, we successfully closed an equity financing generating gross proceeds of approximately $1.25 million.

PLAN OF OPERATIONS

We believe that a majority of our revenues will continue to be generated through voice-brokerage for the foreseeable future. Once OPEX is launched in 2005, we expect that revenues generated through OPEX will constitute a small but growing portion of our revenues. We are unable to determine whether our revenues will continue to grow in 2005 at the same rate as they have grown in 2004 when compared to 2003.


We expect that our selling, general, and administrative expenses will be higher during 2005 than during 2004 due to incremental expenses such as legal fees, accounting fees, investor relations expenses, and other costs associated with being a publicly-traded company as well as the aforementioned initial costs of launching OPEX. We believe that we can fund such additional expenses from cash flows from operations.

This discussion and analysis of our financial condition should be read in connection with our financial statements and accompanying notes thereto in our registration statement on Form SB-2 for the fiscal year ended December 31, 2004, including without limitation the information set forth under the heading "Critical Accounting Policies and Estimates".

RESULTS OF OPERATIONS
                            STATEMENTS OF OPERATIONS


                              Results of Operations


                                                                                  Increase/       Increase/
                                            For the Three-Month Periods Ended    (Decrease)       (Decrease)
                                                       March 31,                  in $ 2005        in % 2005
                                           ---------------------------------
                                               2005               2004             vs 2004         vs 2004
                                           --------------    ---------------    --------------    -----------
Brokerage fees                             $     578,888     $      220,547     $     358,341         162.5%
Brokerage fees-related party                     386,755                  -           386,755         NM
Incentives                                       193,159                  -           193,159         NM
                                           --------------    ---------------    --------------
Net revenues                                   1,158,802            220,547           938,255         425.4%

Cost of revenues                                 414,544            428,267           (13,723)         -3.2%
Cost of revenues-related party                   192,228                  -           192,228         NM
                                           --------------    ---------------    --------------    -----------
                                                 606,772            428,267           178,505          41.7%

Gross profit (loss)                              552,030           (207,720)          759,750         NM

Operating expenses:
  Selling, general and administrative            215,998            266,406           (50,408)        -18.9%
  Research and development                       127,022                  -           127,022         NM
                                           --------------    ---------------    --------------

     Total operating expenses                    343,020            266,406            76,614          28.8%

     Operating income (loss)                     209,010           (474,126)          683,136         NM

  Other income (expense):
  Gain on extinguishment of debt                       -                  -                 -         NM
  Interest expense to related parties            (71,722)           (73,600)           (1,878)          2.6%
                                           --------------    ---------------    --------------
                                                 (71,722)           (73,600)            1,878         NM

Net income (loss)                          $     137,288         $ (547,726)        $ 685,014         NM
                                           ==============    ===============    ==============

NM:  Not meaningful


Revenues

Revenues consist of fees earned from energy derivatives transactions. The increase in revenues of approximately $940,000 during the three-months ended March 31, 2005, when compared to the prior period, is primarily due to an increase in the volume of transactions handled by us on behalf of our customers, as well as increase in revenues from our floor brokerage operations launched in April 2004, and from incentives earned pursuant to agreements with two exchanges. This increase in revenues was partially offset by lower average commissions per volume of transactions handled by us on behalf of our customers.

Cost of revenues

Cost of revenues consists primarily of compensation of personnel directly associated with handling the energy derivative transactions on behalf of our customers as well as expenses associated with our floor brokerage operations. The increase in cost of revenues of approximately $180,000 during the three-month period ended March 31, 2005 when compared to the prior year period is primarily attributable to an increase in costs associated with our floor brokerage operations and increased bonuses to our brokers resulting from the increase in revenues during the three-month period ended March 31, 2004.

Selling, general, and administrative expenses

Selling, general, and administrative expenses consists primarily of compensation of personnel supporting our operations as well as professional fees, such as legal fees, incurred to handle certain matters which occur during the course of operations. The decrease in selling, general, and administrative expenses of approximately $50,000 during the three-month period ended March 31, 2005, when compared to the prior period, is primarily attributable to decrease in legal fees incurred in connection with a dispute related to our contract with the software development firm hired to develop our electronic trading system which were settled in early 2004.

Research and development

Research and development expenses consist primarily of compensation of personnel and consultants associated with the development of our automated electronic trading system. The increase in research and development expenses of approximately $130,000 during the three-month period ended March 31, 2005 when compared to the prior period, is primarily due to the resumption of our research and development efforts in late 2004 while we had temporarily discontinued such efforts during 2003.


Interest expense to related parties

Interest expense to related parties consists of interest charges associated with amounts due to related parties. Interest expense to related parties has remained consistent during the three-month period ended March 31, 2005 when compare to the prior year period.



LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our operations primarily from proceeds of notes payable to Mark Nordlicht, our Chairman and one of our principal stockholders.

During the three-month period ended March 31, 2005, we used cash of approximately $95,000 during the course of our operations. The following changes in operating assets and liabilities occurred in the three-month period ended March 31, 2005: accounts receivable, due from Capital Energy Services, a related party, and incentive receivables increased by approximately $96,000, $108,000 and $156,000, respectively, primarily as a result of an increase in related revenues, which was offset by an increase in accrued compensation of approximately $114,000, commensurate with such increase in revenues.

During the three-month period ended March 31, 2004, we generated proceeds of $300,000 from a line of credit and a note payable to Mark Nordlicht, our Chairman of the board, to fund our operating activities. Furthermore, two of our officers at the time, Edward O'Connor, our chief executive officer and Kevin Cassidy, our former chief executive officer, forfeited certain compensation amounting to $375,000, which is accounted for as an increase in additional paid-in capital. The following changes in operating assets and liabilities occurred in the three-month period ended March 31, 2004: our accounts payable decreased by approximately $202,000.

We do not currently have any material commitments for capital expenditures. We have commitments to pay Capital Energy Services, (<< CES >>), a related party owned by our chief executive officer, Edward O'Connor and Kevin Cassidy, our former chief executive officer, minimum annual fixed fees of $50,000 and $1,525,000 on April 1, 2014. We also have commitments to pay Mark Nordlicht $5,621,753 on April 1, 2014. In the event of a Capital Raise, we will pay up to 39.33% and 10.6% of the amount raised, up to $2,810,877 and $762,500, to Mark Nordlicht and CES, respectively. During April 2005, CES assigned its rights to the Company's liability of $1,525,000 equally to Edward O'Connor and Kevin Cassidy. Subsequently, during April 2005, the Company modified the terms of its amounts due to Mark Nordlicht, Edward O'Connor and Kevin Cassidy. The modified terms provide that, among other things, in the event of a Capital Raise, the interest rate accrued after such event is reduced from 12% to 4.68%. Additionally, the Company may make principal repayments towards such liabilities amounting to approximately 25% of its quarterly cash flows from operating activities less capital expenditures. Furthermore, we made a principal repayment of $150,000 on the amount due to Kevin Cassidy and $69,638 on the amount due to Mark Nordlicht. The principal repayment of $69,638 on the amount due to Mark Nordlicht was offset against an account receivable from one of our clients.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of significant accounting policies is included in Note 3 to the audited financial statements for the year ended December 31, 2004 included in the prospectus contained in our registration statement on Form SB-2. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition. Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for us include revenue recognition.

REVENUE RECOGNITION

Revenue is recognized when earned. Our revenue recognition policies are in compliance with the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 104 "Revenue Recognition". The application of SAB No. 104 requires us to apply our judgment, including whether our customers receive services over a period of time.

We generally invoice our customers monthly, for all transactions which have been executed during such month. Revenues are recognized on the day of trade-trade date basis. Our revenues derive from a certain predetermined fixed fee of the transactions we execute on behalf of our customers. The fee is based on the volume of financial instruments traded. We base our fees on oral and written contracts and confirm the fees in writing upon the execution of each transaction.

We also receive incentives from NYMEX and ICE for the volume of transactions conducted by us using their platform. The incentives are based on a percentage of the total revenues received by the exchange attributable to our volume of transactions submitted to the respective exchanges. We also apply our judgment when making estimates monthly of such incentives based on the volumes of transactions submitted to the respective exchanges and the exchanges' published revenues by type of transaction.

We, pursuant to SAB 104, realize the incentive revenues realized or realizable when all of the following criteria are met:

1) Persuasive evidence of an arrangement exists. We have a written separate agreement with one of the exchanges. The other exchange has publicly published the terms of its incentive program in 2003 which is offered to all intermediaries in the select transactions;

2) Delivery has occurred or services have been rendered. Under arrangements with both exchanges, the incentives are earned on the day we submit transactions to the respective exchanges based on the revenues generated from such transactions and are no longer subject to minimum volume of transactions to the respective exchanges. We account for all transactions submitted to each exchange on a daily basis. Accordingly, we are able to determine when the incentives are earned based on the date it submits transactions to the exchanges. We have no other obligations to the exchanges to earn the incentives;

3) "Seller's" price to the buyer is fixed or determinable. Based on the incentive program terms of each exchange, their published prices for the type of transactions we submit to them, and our transactions records, we are able to determine an estimate for the revenues each exchange earns in connection with the transactions it submits, and accordingly, the amount, if any of the incentives we earn in connection with such transactions; and

4) Collectibility is reasonably assured. Both exchanges have paid us during the second quarter of 2005 for incentives earned prior to March 31, 2005. We have no knowledge that they do not intend to pay these incentives, if earned, in the future. Furthermore, we intend to enforce the payment of any incentives receivable under the incentive programs.

Certain Risk Factors Which May Impact Our Business, Results of Operations and Financial Condition

Our business plan relies on market acceptance of our OPEX system, which is still under development, to increase our revenues.

While we are presently engaged primarily in voice brokerage, our business plan calls for OPEX to be a major contributor to our success. We must continue to grow our revenues through our existing services and by gaining market acceptance of our OPEX system when it is launched. When our OPEX system is fully developed and operational, which we anticipate will occur during the third quarter of 2005, we must gain market acceptance of the OPEX system with our existing customers as well as other professional options traders to achieve acceptable revenue growth. However, OPEX is still in the developmental stage, and it might never be launched, or might not be successful when it is launched. Our failure to fully develop and launch OPEX would have a material negative effect on our financial prospects.

Our history of operating losses in our current business and our plan to enter a new line of business may make it difficult for you to evaluate our business and your investment.

We have a history of operating losses that are likely to continue in the future. Our accumulated deficit was approximately $8.9 million as of March 31, 2005. Our auditors have included an explanatory paragraph in their Report included in our audited financial statements for the years ended December 31, 2004 and 2003, which are contained in the prospectus included in our registration statement on Form SB-2, to the effect that our significant losses from operations raise substantial doubt about our ability to continue as a going concern. Because these losses were sustained in the businesses in which we are now engaged, and we currently intend to enter into a new line of business through the launch of our OPEX offering, you may find it difficult to evaluate our business and its prospects.

Our quarterly financial results will continue to fluctuate making it difficult to forecast our operating results.

Our quarterly operating results have fluctuated in the past and we expect our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are beyond our control, including:

o variability in demand and usage for our product and services. For example, to the extent that market demand for OTC energy products and derivatives is reduced, our revenues will decrease accordingly

o governmental regulations affecting the use of the Internet in general, and electronic messaging in connection with financial transactions in particular. We rely on electronic messaging in conducting our business. Any future regulations which prohibit electronic messaging in effecting financial transactions, or which otherwise impose additional requirements on the form, content or retention of electronic messaging, could significantly increase our cost of doing business.

We have historically lost money and our losses may continue in the future, which may cause us to curtail our current operations and our development and implementation of OPEX.

We have incurred net losses quarterly from inception, although we have had a small net profit for the three months ended March 31, 2005. We may continue to incur net losses for the foreseeable future, and we cannot assure you that we will be successful in reaching or maintaining positive cash flow and profitable operations. Accordingly, our ability to operate our current business and implement OPEX may be hampered by negative cash flows and liquidity problems in the future, and the value of our stock may decline as a result. In the past, we suspended the development and implementation of OPEX for a year, in part because of our negative cash flow.

Our pricing model for OPEX services is unproven and may be less than anticipated, which may harm our gross margins.

The pricing model of our OPEX services may be lower than expected as a result of competitive pricing pressures, promotional programs and customers who negotiate price reductions in exchange for longer term purchase commitments or otherwise. Our pricing model depends on the specific requirements of the order, purchase volumes, the sales and service support and other contractual agreements. We expect to experience pricing pressure and anticipate that the average selling prices and gross margins for our products may decrease over product life cycles. We may not be successful in developing and introducing on a timely basis new products with enhanced features and services that can be sold at higher gross margins.

We may face difficulties in transitioning our customers from voice brokerage to electronic trading or a combination of both.

By launching OPEX, we intend to retain existing customers and attract new customers to our services. Our experience in marketing and supporting electronic trading services is limited. We may need to supplement our existing staff with marketing and support personnel with more extensive experience in these areas, which would increase our operating expenses and cost of revenues. Additionally, management will need to expend significant time and resources to ensure a smooth transition from voice brokerage to electronic trading or a combination of both, which could distract management from maintaining or expanding our operations.

Existing customers may resist the transition to electronic trading. New and existing customers may be unsatisfied with the support we provide for electronic trading and may prefer continuing with voice brokerage or discontinue our relationship based on actual or perceived problems they experienced in using our services. The loss of new or existing customers could decrease the market acceptance of our products, harm our reputation and reduce our revenues from existing customers. This could have a negative effect on our business, operations, and financial condition.

We cannot be certain that we will be able to protect our proprietary information and intellectual property, which we rely on to maintain our competitive position.

We rely on our proprietary information and intellectual property to maintain our competitive position. We may not be able to protect a significant portion of our proprietary information, such as our client lists, since we do not have confidentiality agreements with some of our employees. Accordingly, we may not be able to effectively prevent disclosure of our proprietary information and we may not have an adequate remedy in the event of unauthorized disclosure of such information. We cannot assure you that measures we take to protect our proprietary information and intellectual property will be successful or that third parties will not develop alternative solutions that do not infringe upon our intellectual property.

We also have patent applications pending, which are intended to protect certain of our proprietary technology relating to our planned OPEX business. We have been cautious in seeking to obtain patent protection for our products, since patents often provide only narrow protection that may not prevent competitors from developing products that function in a manner similar to those covered by our patents. In addition, some of the foreign countries in which we plan to sell our OPEX system do not provide the same level of protection to intellectual property as the laws of the United States.


Potential liability for infringement claims might deter customers from using our OPEX system.

We could be subject to intellectual property infringement claims by others. Potential customers may be deterred from using our OPEX system for fear of infringement claims. If, as a result, potential customers forego using our OPEX system, demand for our services and applications could be reduced which would harm our business. Claims against us, and any resultant litigation, should it occur in regard to any of our services and applications, could subject us to significant liability for damages including treble damages for willful infringement. In addition, even if we prevail, litigation could be time-consuming and expensive to defend and could result in the diversion of our time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims. Claims that we are infringing the intellectual property rights of third parties could have a negative effect on our business, revenues, financial condition and results of operations.

We may rely on strategic relationships to promote our OPEX system and for access to licensed technology; if we fail to develop, maintain or enhance these relationships, our ability to serve our customers and develop new features and functionalities could be harmed.

Due to the evolving nature of our industry, we may need to develop relationships to adapt to changing technologies and standards and to work with newly emerging companies with whom we do not have pre-existing relationships. For example, it may be important to our clients that OPEX integrates seamlessly with the technology used by exchanges. We do not currently have a technology-sharing relationship with the exchanges to ensure such seamless meshing of our respective technologies as they now exist or as they may be enhanced in the future. We cannot be certain that we will be successful in developing new relationships, technological or otherwise, or that such relationships will view them as significant to their own business or that they will continue their commitment to us in the future. If we are unable to maintain or enhance these relationships, we may have difficulty strengthening our technology development and increasing the adoption of our OPEX system.

If we fail to enhance our OPEX system by introducing new features and functionalities in a timely manner to meet changing customer requirements and emerging industry trends or standards, our ability to grow our business will suffer.

The market for electronic trading systems is characterized by rapidly changing technologies and short product life cycles. These market characteristics are heightened by the emerging nature of the Internet and the continuing trend of companies from many industries to offer Internet-based applications and services. The widespread adoption of the Internet, networking, electronic option trading, or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our operating practices or infrastructure. Our future success will depend in large part upon our ability to:

o identify and respond to emerging technological trends in the market;

o enhance our products by adding innovative features that differentiate services and applications from those of our competitors;

o acquire and license leading technologies;

o bring new services and applications to market and scale our business on a timely basis at competitive prices; and

o respond effectively to new technological changes or new product announcements by others.

We will not be competitive unless we introduce new features and functionalities to our OPEX system that meet evolving industry standards and customer needs. In the future, we may not be able to address effectively the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards. The technical innovations required for us to remain competitive are inherently complex, require long development schedules and are dependent in some cases on sole source suppliers. We will be required to continue to invest in research and development in order to attempt to maintain and enhance our existing technologies and products, but we may not have the funds available to do so. Even if we have sufficient funds, these investments may not serve the needs of customers or be compatible with changing technological requirements or standards. Most development expenses must be incurred before the technical feasibility or commercial viability of new or enhanced services and applications can be ascertained. Revenue from future services and applications or enhancements to services and applications may not be sufficient to recover the associated development costs.

The technology underlying our OPEX system is complex and may contain unknown defects that could harm our reputation, result in product liability or decrease market acceptance of our services and applications.

The technologies underlying financial services and applications are complex and include software that is internally developed. Software products using these technologies may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. We may not discover software defects that affect our current or new services and applications or enhancements until after they are sold. Furthermore, because our services and applications are designed to work in conjunction with various platforms and applications, we are susceptible to errors or defects in third-party applications that can result in a lower quality product for our customers. Because our customers depend on us for digital media management, any interruptions could:

o damage our reputation;

o cause our customers to initiate product liability suits against us;

o increase our product development resources;

o cause us to lose revenues; and

o delay market acceptance of our products.

A significant portion of our revenues is from incentives from two U.S. exchanges. We may not receive those incentives in the future.

We receive incentives from the Intercontinental Exchange ("ICE") and the New York Mercantile Exchange (NYMEX), which accounted for 17% of our revenues for the three-month period ended March 31, 2005. The incentives are earned based on a percentage of the total revenues received by the exchange attributable to our volume of transactions submitted to the respective exchanges. The incentives are earned based on a written agreement with ICE expiring by June 2006 or earlier if our separate brokerage agreement with ICE is terminated. The incentives earned from NYMEX are based on a program offered to all brokers, traders, and energy traders initially launched in 2003. NYMEX may amend the terms of the incentives or cancel this program at any time. ICE also may request that we amend the terms of our agreement. We may agree to some or all of any requested changes. Accordingly, we cannot guarantee that we will continue to receive the level of such incentives in the future, if at all. If we do not receive these incentives, our revenues will decrease.

We depend on our relationship with Capital Energy Services to maintain our floor brokerage operations.

Our income from floor brokerage operations amounted to approximately $390,000 during the three-month period March 31, 2005. We depend on our relationship with CES to maintain or increase the profitability of such operations. Edward J. O'Connor, our Chief Executive Officer and a director, is a 50% shareholder of CES. Kevin P. Cassidy, our Chief Executive Officer until March 31, 2004 and a current stockholder, is the Managing Director of CES. To maintain these floor brokerage operations, CES may need to provide certain financial guarantees to NYMEX or other exchanges. CES may not have the resources to provide such financial guarantees and we may not be able to assist CES financially. Additionally, CES may be prevented from trading based on certain government regulations. If CES loses its ability to trade on NYMEX or other exchanges, we cannot maintain our floor brokerage operations. If we are unable to maintain our floor brokerage operations, our revenues will decrease and it would adversely impact our financial condition.

We rely heavily on the services of our technical staff and consultants.

We rely heavily on the services of our technical staff and on the services of consultants. Our technical employees are not presently employed on a full time basis. The loss of the services of technical employees and consultants would have a negative material effect on us.

We face intense and increasing competition in the electronic energy options market. If we do not compete effectively or if we experience reduced market share from increased competition, our business will be harmed.

As the emerging market for electronic energy options develops, more competitors are likely to emerge. We believe that the principal competitive factors in our market include:

o service functionality, quality and performance of the electronic trading system;

o ease of use, reliability and security of electronic trading system;

o establishing a significant base of customers and sales force;

o ability to introduce new features and functionalities to the market in a timely manner;

o customer service and support; and

o pricing.

The natural gas options market has many competitors involved in the brokering of natural gas options. Capital investment for entry into the market is low. Accordingly, a number of small brokerage firms flourish along side of larger more established brokerage firms such as Cantor Fitzgerald, EDF Man and ICAP.

With the advent of OTC cleared options, several other OTC brokers have been able to capitalize on this opportunity by using the newly available clearing mechanisms to match previously unmatchable counterparties. With lesser credit concerns, it allows more liquidity in the energy options market.

There are several other well-financed companies who do or may compete with us. In the OTC natural gas market, our competitors include Amerex Natural Gas Ltd., Choice Energy LP, G.A. Options, MAN Financial, Inc. and Tullet Natsource, Inc. In the NYMEX natural gas market, our competitors include Clarion Trading, SCS Trading Corp., NOVA Trading and ICAP Energy. When we implement our OPEX system, we anticipate that its potential competitors will include the New York Mercantile Exchange, Intercontinental Exchange, eSpeed and the Chicago Mercantile Exchange.

Substantially all of our competitors have more capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. These competitors may also engage in more extensive development of their technologies, adopt more aggressive pricing policies and establish more comprehensive marketing and advertising campaigns than we can. Our competitors may develop products and service offerings that we do not offer or that are more sophisticated or more cost effective than our own. For these and other reasons, our competitors' products and services may achieve greater acceptance in the marketplace than our own, limiting our ability to gain market share and customer loyalty and to generate sufficient revenues to achieve a profitable level of operations. Our failure to adequately address any of the above factors could harm our business and operating results.

Dependence on outside clearinghouses for increased revenue.

We are dependent on outside clearinghouses such as the New York Mercantile Exchange and, through a relationship with the Intercontinental Exchange, the London Clearinghouse to provide us with OTC Clearing services. We can give no assurance that these companies will continue to offer this service to trades brokered by us and should those outside clearinghouses cease to offer this service, it would have a material negative effect on us and our prospects.

Reliance on natural gas options.

While our plan is to leverage success of energy options and expand into other markets while maintaining our status as an "exempt commercial market", the success of this plan is subject to market forces outside of our control. At present, more than 90% of our revenues are derived from trading in natural gas options. If there should be a significant slowdown in the natural gas options trading industry, due to weather conditions, governmental regulations or geopolitical conditions, including war and terrorism, it would have a significant negative impact on us.

The continued operations of our business are dependent on the performance and continued service of our executive officers and key employees, and our ability to attract and retain skilled personnel.

Our performance and future operating results are substantially dependent on the continued service and performance of Edward J. Connor, our CEO, president and treasurer, and Mark Nordlicht, our chairman. To the extent that the services of those two persons become unavailable, our business and prospects would be adversely affected. Should we be required to do so, we do not know whether we would be able to employ equally qualified persons to replace any of these persons. Furthermore, we depend on our former Chief Executive Officer, Kevin Cassidy, to diversify our customer base and on whom we depend upon to maintain relationships with certain existing customers. Moreover, we do not currently maintain "key man" insurance on any of our executive officers or other key employees and do not intend to obtain this type of insurance in the near future. Additionally, we do not have written agreements with most of our staff and, other than traditional compensation packages and stock options we contemplate granting to our staff, we do not have other means to ensure the retention of their services. If we are successful in implementing and developing our business, we will require additional managerial, administrative and support personnel. Competition for highly qualified personnel is intense, and we can make no assurances that we can retain our key employees or that we will be able to attract or retain qualified personnel in the future. To the extent we have fewer financial resources available to us than our competitors we may not be able to attract and retain a sufficient number of qualified personnel. The loss of the services of any of our management or other key employees and our inability to attract and retain other necessary personnel could have a material adverse effect on our financial condition, operating results, and cash flows.

Certain employees' and consultants' efforts currently account for a significant amount of our revenues. Should the services of these individuals no longer be available to us, and suitable replacements not be hired or retained, we would experience adverse effects of varying degrees.

We could become subject to increased governmental and organizational regulation.

We intend for our OPEX platform, when implemented, to qualify as an "exempt commercial market" under the rules of the Commodities Futures Trading Commission. Although an ECM may be required to provide certain trade volume and pricing information to the CFTC, an ECM is not required to register with the CFTC. However, if we were to no longer qualify for the exemption from registration, either because of changes in law or the scope of our business, our businesses would become subject to extensive regulation at both the federal and state levels. In addition, self-regulatory organizations, such as the New York Mercantile Exchange and the National Futures Association, require compliance with their extensive rules and regulations. Among other things, these regulatory authorities impose restrictions on sales methods, trading practices, use and safekeeping of customer funds and securities, record keeping and the conduct of principals and employees. The extensive regulatory framework applicable to the commodities brokerage industry, the purpose of which is to protect customers and the integrity of the commodities markets, would impose significant compliance burdens and attendant costs on us. The regulatory bodies that administer these rules do not attempt to protect the interests of our stockholders as such, but rather the public and markets generally. Failure to comply with any of the laws, rules or regulations of any independent, state or federal regulatory authority to which we become subject could result in a fine, injunction, suspension or expulsion from the industry, which could materially and adversely impact us. Furthermore, amendments to existing state or federal statutes, rules and regulations or the adoption of new statutes, rules and regulations could require us to alter our methods of operation at costs which could be substantial.


Our cash flows and capital resources may be insufficient to make required payments on our substantial indebtedness and future indebtedness.

We have a significant amount of debt. As of March 31, 2005, we had approximately $3.0 million of debt, a substantial portion of which is due to our Chairman, Mark Nordlicht.

Our substantial debt could have important consequences to you. For example, it could:

o make it difficult for us to satisfy our debt obligations;

o make us more vulnerable to general adverse economic and industry conditions;

o limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate requirements;

o require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for operations and other purposes;

o limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

o place us at a competitive disadvantage compared to competitors that may have proportionately less debt.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. In the event that we are required to dispose of material assets or operations to meet our debt service and other obligations, the value realized on such assets or operations will depend on market conditions and the availability of buyers. Accordingly, any such sale may not, among other things, be for a sufficient dollar amount.

The Penny Stock Rules apply to our common stock. This may make it more difficult for holders of our common stock to resell their shares.

At the present time, our common stock is not listed for trading on any stock exchange.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires special disclosure relating to the market for penny stocks in connection with trades in any stock defined as a "penny stock." Commission regulations generally define a penny stock to be an equity security that has a market price of less that $5.00 per share and is not listed on Nasdaq or a major stock exchange. These regulations subject all broker-dealer transactions involving such securities to the special "Penny Stock Rules" set forth in Rule 15g-9 of the Securities Exchange Act of 1934. It may be necessary for the Selling Stockholders to utilize the services of broker-dealers who are members of the NASD. The current market price of our common stock is substantially less that $5 per share and such stock can, for the foreseeable future, be expected to continue to trade in the over-the-counter market at a per share market price of substantially less than $5. Accordingly, any broker-dealer sales of our shares will be subject to the Penny Stock Rules. These Rules affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers of our common stock to sell their shares in the secondary market.

The Penny Stock Rules also impose special sales practice requirements on broker-dealers who sell securities to persons other than their established customers or "accredited investors." Among other things, the Penny Stock Rules require that a broker-dealer make a special suitability determination respecting the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. In addition, the Penny Stock Rules require that a broker-dealer deliver, prior to any transaction, a disclosure schedule prepared in accordance with the requirements of the Commission relating to the penny stock market. Finally, monthly statements have to be sent to any holder of such penny stocks disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Accordingly, for so long as the Penny Stock Rules are applicable to our common stock, it may be difficult to trade such stock because compliance with such Rules can delay or preclude certain trading transactions. This could have an adverse effect on the liquidity and price of our common stock.

Management substantially controls us and their interests may be different from yours and may be in conflict with yours.

The interests of our management could conflict with the interests of our stockholders. Our officers and directors beneficially own approximately 46% of our outstanding common stock. Accordingly, if they act together with a relatively small number of stockholders owning more than 4% of the outstanding common stock, they will have the power to approve corporate transactions and control the election of all of our directors and other issues for which the approval of our stockholders is required. This concentration of ownership may also delay, deter or prevent a change in control of us and may make some transactions more difficult or impossible to complete without the support of these stockholders. As a result, you may have no effective voice in our management.

Our majority stockholders will be able to take stockholder actions without giving prior notice to any of you. You may, therefore, be unable to take preemptive measures that you believe are necessary to protect your investment in the company.

The majority stockholders are able to take stockholder actions in conformance with Section 228 of the Delaware General Corporation Law and our Certificate of Incorporation, which permits them to take any action which is required to, or may, be taken at an annual or special meeting of the stockholders, without prior notice and without a vote of our stockholders. Instead of a vote, stockholder actions can be authorized by the written consents to such actions, signed by the holders of the number of shares which would have been required to be voted in favor of such action at a duly called stockholders meeting. We would not be required to give prior notice to all stockholders of actions taken pursuant to the written consents of the majority stockholders and our obligations are limited to giving notice of such actions promptly after any action has been taken.



ITEM 3. CONTROLS AND PROCEDURES

Our chief executive officer and our chief financial officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for our Company. Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is recorded, processed, summarized, and reported in a timely manner.

The Certifying Officers have also indicated that there were no significant changes in our internal controls over financial reporting or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no significant deficiencies and material weaknesses. Our management, including the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS

   (a)      Exhibits

Exhibit 31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1   Certification of the Chief Executive Officer pursuant to U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2   Certification of the Chief Financial Officer pursuant to U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 26, 2005                             OPTIONABLE, INC.


                                         By: /s/   Edward O'Connor
                                             ---------------------------
                                             Edward O'Connor
                                             Chief Executive Officer


                                          By:/s/ Marc-Andre Boisseau
                                             --------------------------
                                             Marc-Andre Boisseau
                                             Chief Financial Officer