Form 10QSB
period 2005-06-30
Optionable Inc
filed 2005-07-25
CIK 1303433

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2005
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (914) 773-1100
                 ----------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The total number of shares of the issuer's common stock, $.001 par value, outstanding at July 25, 2005 was 51,406,431.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation."

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                                OPTIONABLE, INC.


                         QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS


                                                                           Page
                                                                          ------
PART I -- FINANCIAL INFORMATION
Item 1.   Financial Statements
          Balance Sheet (unaudited) as of June 30, 2005....................  4
          Statements of Operations (unaudited) for the three-month and six-month periods ended June 30, 2005 and 2004...................  5
          Statements of Cash Flows (unaudited) for the six-month
          periods ended June 30, 2005 and 2004.............................  6
          Notes to Financial Statements (unaudited)........................ 7-16
Item 2.   Management's Discussion and Analysis or Plan of Operation........17-30
Item 3.   Controls and Procedures.......................................... 31

PART II -- OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds........ 32
Item 6. Exhibits........................................................... 32

Signatures

                                OPTIONABLE, INC.
                                  BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)

                                     ASSETS
Current Assets:

Cash                                                     $              880,882
Accounts receivable, net of provision for
doubtful accounts of $43,535                                            464,874
Due from related party                                                  283,453
Incentives receivable                                                   107,333
                                                         -----------------------
     Total current assets                                             1,736,542


  Property and equipment, net of accumulated
  depreciation of $407,332                                               37,763

  Other assets                                                           43,943
                                                         -----------------------

     Total assets                                        $            1,818,248
                                                         =======================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

  Accounts payable and accrued expenses                  $               91,498
  Accrued compensation                                                  382,315
                                                         -----------------------
    Total current liabilities                                           473,813

Due to chairman of the board, net of unamortized
discount of $3,644,201                                                1,907,914

Due to chief executive officer, net of unamortized
discount of $494,297                                                    268,203

Due to related party, net of unamortized discount
of $494,297                                                             118,203
                                                         -----------------------
     Total liabilities                                                2,768,133

Stockholders' Deficit:
  Preferred Stock; $.0001 par value, 5,000,000
  shares authorized, none issued and outstanding
  at June 30, 2005                                                            -
  Common stock; $.0001 par value, 100,000,000 shares
  authorized, 51,406,431 issued and outstanding at
  June 30, 2005                                                           5,141
  Additional paid-in capital                                          7,790,471
  Accumulated deficit                                                (8,745,497)
                                                         -----------------------

     Total stockholders' deficit                                       (949,885)
                                                         -----------------------

     Total liabilities and stockholders' deficit         $            1,818,248
                                                         =======================




                  See Notes to Unaudited Financial Statements.
                                        4

                                OPTIONABLE, INC.
                            STATEMENTS OF OPERATIONS


                                                For the Three-Month Periods Ended       For the Six-Month Periods Ended
                                                              June 30,                               June 30,
                                            ------------------------------------------------------------------------------
                                                       2005               2004                2005               2004
                                            -------------------- ------------------ ------------------- ------------------
                                                 (Unaudited)            (Unaudited)         (Unaudited)       (Unaudited)
Brokerage fees                              $           739,265  $         324,386  $        1,318,153  $         544,933

Brokerage fees-related party                            402,590            245,815             789,345            245,815

Incentives                                              136,129             75,439             329,288             75,439
                                            -------------------- ------------------ ------------------- ------------------
Net revenues
                                                      1,277,984            645,640           2,436,786            866,187


Cost of revenues                                        507,851            331,968             922,395            760,235

Cost of revenues-related party                          288,482            146,591             480,710            146,591
                                            -------------------- ------------------ ------------------- ------------------

                                                        796,333            478,559           1,403,105            906,826


Gross profit                                            481,651            167,081           1,033,681           (40,639)

Operating expenses:

  Selling, general and administrative                   113,059            147,942             329,057            414,348

  Research and development                              129,367                  -             256,389                  -
                                            -------------------- ------------------ ------------------- ------------------


     Total operating expenses                           242,426            147,942             585,446            414,348
                                            -------------------- ------------------ ------------------- ------------------


     Operating income (loss)                            239,225             19,139             448,235          (454,987)
                                            -------------------- ------------------ ------------------- ------------------

  Other expense:

  Interest expense to related parties                   (73,936)           (65,616)           (145,658)          (139,216)
                                            -------------------- ------------------ ------------------- ------------------

                                                        (73,936)           (65,616)           (145,658)          (139,216)
                                            -------------------- ------------------ ------------------- ------------------

Net income (loss)                           $           165,289  $         (46,477) $          302,577  $        (594,203)
                                            ==================== ================== =================== ==================

Basic net income (loss) per common share    $              0.00  $           (0.00) $             0.01  $           (0.01)
                                            ==================== ================== =================== ==================

Diluted net income (loss) per common share  $              0.00  $           (0.00) $             0.01  $           (0.01)
                                            ==================== ================== =================== ==================

Basic and diluted weighted average common

shares outstanding                                   51,406,431         45,096,430          51,406,431         45,096,430
                                            ==================== ================== =================== ==================


Diluted weighted average common shares
outstanding                                          51,406,431         45,096,430          51,406,431         45,096,430
                                            ==================== ================== =================== ==================


                  See Notes to Unaudited Financial Statements.
                                        5

                                OPTIONABLE, INC.
                            STATEMENTS OF CASH FLOWS


                                                                           For the Six-Month Periods Ended
                                                                                       June 30
                                                                        ---------------------------------------
                                                                               2005               2004
                                                                        -----------------    ------------------
                                                                             (Unaudited)          (Unaudited)
Cash flows from operating activities:
Net income (loss)                                                       $        302,577     $        (594,203)
Adjustments to reconcile net income (loss) to net cash provided by
 (used in) operating activities:

  Depreciation                                                                    14,155                25,562

  Amortization of debt discount                                                  145,658                65,614

  Forfeiture of officers' compensation                                                 -               375,000

  Provision for doubtful accounts                                                (46,439)              (34,975)

  Fair value of warrants issued to consultant                                      6,060                     -
Changes in operating assets and liabilities:

  Accounts receivable                                                           (221,851)              (95,430)

  Due from related party                                                          10,122               (67,614)

  Incentives receivable                                                           24,343               (75,020)

  Other assets                                                                   (30,987)                  637

  Accounts payable and accrued expenses                                          (39,188)             (260,074)

  Accrued compensation                                                            34,597               250,372

  Accrued interest on notes payable to related parties                                 -                73,602
                                                                        -----------------    ------------------

Net cash provided by (used in) operating activities                              199,047              (336,529)
                                                                        -----------------    ------------------

Cash flows from investing activity:

  Purchases of property and equipment                                             (5,653)                    -
                                                                        -----------------    ------------------

Net cash used in investing activity                                               (5,653)                    -
                                                                        -----------------    ------------------

Cash flows from financing activities:

  Proceeds from line of credit payable to chairman of the board                        -                50,000

  Principal repayments on due to related party                                  (150,000)                    -

  Principal repayment of due to chairman of the board                            (69,638)                    -

  Proceeds from issuance of notes payable to chairman of the board                     -               300,000
                                                                        -----------------    ------------------

Net cash (used in) provided by financing activities                             (219,638)              350,000
                                                                        -----------------    ------------------


 Net (decrease) increase in cash                                                 (26,244)               13,471

Cash, beginning of period                                                        907,126                63,041
                                                                        -----------------    ------------------
Cash, end of period                                                     $        880,882     $          76,512
                                                                        =================    ==================

Supplemental disclosures of cash flow information:
     Cash paid for taxes                                                $              -     $               -
                                                                        =================    ==================

     Cash paid for interest                                             $              -     $               -
                                                                        =================    ==================

Supplemental disclosures for non-cash financing activity:
Increase in due to related party and corresponding increase
in additional paid-in capital                                           $                    $         462,067
                                                                        =================    ==================

Increase in discount on due to chairman of the board and corresponding
increase in additional paid-in capital                                  $                    $       3,918,391
                                                                        =================    ==================


                  See Notes to Unaudited Financial Statements.
                                        6

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2005 and 2004
                                   (Unaudited)

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of recurring accruals, considered for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

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

The Company's accounts receivable are due from energy trading firms, financial institutions, and hedge funds, located primarily in the United States. Collateral is generally not required. Four of the Company's customers accounted for 24%, 12%, 11% and 10% of its accounts receivable, net of doubtful accounts at June 30, 2005. No other customers accounted for more than 10% of its accounts receivable at June 30, 2005.

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

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2005 and 2004

Note 2- Summary of Significant Accounting Policies-Continued

Customer Concentration

One of the Company's customers accounted for approximately 14% and 13% of its revenues during the six-month periods ended June 30, 2005 and 2004, respectively. The Company minimizes its customer concentration risks by diversifying its existing customer base.

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

Software Development Costs

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Accounting Financial Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Costs of maintenance and customer support will be charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first. The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no software development costs have been capitalized at June 30, 2005.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2005 and 2004


Note 2- Summary of Significant Accounting Policies-Continued

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized.

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

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options, amounting to 830,250 and 1,104,900 at June 30, 2005 and 2004, respectively, are excluded from the loss per share computation for the respective periods due to their antidilutive effect.

The share amounts included in the financial statements, including the basic and diluted loss per share have been retroactively restated to reflect the stock splits discussed below.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2005 and 2004

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

The Company also receives incentives from United States exchanges for the volume of transactions conducted by the Company using their platform. The incentives are based on a percentage of the total revenues received by the exchange attributable to the Company's volume of transactions submitted to the respective exchanges. The Company estimates monthly such incentives based on the volumes of daily transactions submitted to the respective exchanges using the day of trade-trade date basis, and the exchanges' published revenues by type of transactions. The Company, pursuant to SAB 104, realizes the incentive revenues realized or realizable when the all of the following criteria are met:

         1) Persuasive evidence of an arrangement exists. The Company has a written separate agreement with one of the exchanges. The other exchange has publicly published the terms of its incentive program in 2003, which were modified in 2005 and are offered to all intermediaries in the select transactions;

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

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2005 and 2004

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

Stock-Based Compensation

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2005 and 2004

Note 2- Summary of Significant Accounting Policies-Continued

stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

Segment reporting

The Company operates in one segment, brokerage services. The Company's chief operating decision-maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statement of operations.

Recent Pronouncements

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning in the first quarter of 2006. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

Note 3-Due from Related Party

In April 2004, the Company agreed to pay certain fixed and variable fees and support services to a related party entity partly owned by its chief executive officer and by a stockholder and former officer in exchange for a share of revenues of the floor brokerage services of the related party.

The Company's share of revenues and expenses of the floor brokerage services amounted to approximately $790,000 and $480,000, respectively during the six-month period ended June 30, 2005. The Company has received $230,000 from the related party in connection with such floor brokerage services during the same period and the related party owes approximately $280,000 at June 30, 2005.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2005 and 2004

Note 3-Due from Related Party-continued

The Company recognizes its share of revenues of the floor brokerage services based on the commissions earned for such services which are recognized on the day of the trade-trade date basis.

Note 4-Due to Related Parties

The terms and amounts of due to related parties at June 30, 2005 are as follows:

Due to Chairman of the Board, non-interest bearing,
unsecured, payable by March 12, 2014, if the Company obtains additional equity or debt financing of at least $1,000,000
following the private placement which closed in September
2004 ("Capital Raise"), the Company will repay its Chairman
of the Board up to 25% of the Capital Raise, up to
$2,810,877, with the remaining balance and accrued interest
of 4.68% from the date of the Capital Raise due on March 22,
2014:                                                               $ 5,552,115
Discount, using initial implied rate of 12%:                         (3,644,201)
                                                                    ------------
                                                                    $ 1,907,914
                                                                    ============
Due to Chief Executive Officer, non-interest bearing,
unsecured, payable by March 12, 2014, if the Company obtains additional equity or debt financing of at least $1,000,000
following a Capital Raise, the Company will repay its Chief
Executive Officer up to 12.5% of the Capital Raise, up to
$381,250, with the remaining balance and accrued interest of
4.68% from the date of the Capital Raise due on March 22,
2014:                                                               $   762,500
Discount, using initial implied rate of 12%:                           (494,297)
                                                                    ------------
                                                                    $   268,203
                                                                    ============

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2005 and 2004


Note 4-Due to Related Parties-continued

Due to a related party, the Company's former Chief Executive
Officer and stockholder, non-interest bearing, unsecured,
payable by March 12, 2014, if the Company obtains additional equity or debt financing of at least $1,000,000 following a
Capital Raise, the Company will repay its former Chief
Executive Officer up to 12.5% of the Capital Raise, up to
$381,250, with the remaining balance and accrued interest of
4.68% from the date of the Capital Raise due on March 22,
2014:                                                               $   612,500
Discount, using initial implied rate of 12%:                           (494,297)
                                                                    ------------
                                                                    $   118,203
                                                                    ============

The amortization of the discount on the due to related parties amounted to approximately $146,000 and $66,000 during the six-month periods ended June 30, 2005 and 2004, respectively, and has been recorded as interest expense to related parties in the accompanying statements of operations.

Interest expense, other than the amortization of discount, in connection with the various amounts due to Chairman of the board and note payable to a related party, an entity in which the Company's Chairman of the board is also the managing director amounted to approximately $0 and $75,000 during the six-month periods ended June 30, 2005 and 2004, respectively.

During April 2005, the Company modified the terms of its due to related parties. The modified terms provide that, in the event of a Capital Raise, among other things, the interest rate accrued after such event is reduced from 12% to 4.68%. Additionally, the modified terms provide that the Company may make principal repayments towards the due to Chairman of the board, the due to its Chief executive officer, and the due to related party amounting to approximately 25% of its cash flows from operating cash flows less capital expenditures. In connection with the modified terms, the Company made a principal repayment of $69,638 on the due to its Chairman of the board, which was offset against an accounts receivable of one of the Company's clients, which is an unrelated party. Additionally, the Company made a principal repayment of $150,000 on the due to related party.


Note 5- Other Related Party Transactions

The Company has recognized revenues of approximately $70,000 and $0 during the six-month periods ended June 30, 2005 and 2004, respectively, from three related parties, entities in which its Chairman of the Board is also the managing director. Such related parties owe the Company approximately $15,000 at June 30, 2005.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2005 and 2004


Note 6- Stockholders' Deficit

Stock Compensation Plan

During November 2004, the Company adopted its 2004 Stock Option Plan ("2004 Plan"). The 2004 Plan allows for the grant of both incentive stock options and nonstatutory stock options. The 2004 Plan may be administered, interpreted and constructed by the Board of Directors or a compensation committee. The maximum number of shares of common stock which may be issued pursuant to options granted under the 2004 Plan may not exceed 7,500,000 shares. If any options granted under the 2004 Plan expire or terminate without having been exercised or ceased to be exercisable, such options will be available again under the 2004 Plan. All employees of the Company and its subsidiaries are eligible to receive incentive stock options and nonstatutory stock options. Non-employee directors and outside consultants who provided bona-fide services not in connection with the offer or sale of securities in a capital raising transaction are eligible to receive nonstatutory stock options. Incentive stock options may not be granted below their fair market value at the time of grant or, if to an individual who beneficially owns more than 10% of the total combined voting power of all stock classes of the Company or a subsidiary, the option price may not be less than 110% of the fair value of the common stock at the time of grant. The expiration date of an incentive stock option may not be longer than ten years from the date of grant. Option holders, or their representatives, may exercise their vested options up to three months after their employment termination or one year after their death or permanent and total disability. The 2004 Plan provides for adjustments upon changes in capitalization.

The following pro forma information regarding stock-based compensation has been determined as if the Company had accounted for its employee stock options under the fair value method pursuant to SFAS 123. For purposes of the pro forma calculations, the fair value of each option granted in 2005 and 2004 was estimated at the date of grant using the Black-Scholes model with the following assumptions used: risk-free interest rate: 4.04% and 2.78%, respectively; dividend yield: none; volatility: none; expected lives: 3 years. The Company has granted 50,000 options during the six-month period ended June 30, 2005.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2005 and 2004


Note 6- Stockholders' Deficit-continued

No stock-based employee compensation cost is reflected in net income, as all options granted under the Company's plans had an exercise price equal to or above market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for grants under those plans consistent with the method of SFAS No. 123, the Company's cash flows would have remained unchanged; however net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                  June 30,
                                                              2005       2004
                                                           ---------  ----------
Net income (loss) as reported:                             $302,577   $(594,203)
Deduct: Total stock-base employee compensation expense
        determined under fair value based method for all
        awards, net of related tax effects                   (2,070)          -
                                                           ---------  ----------
Net income (loss) pro forma                                $300,507   $(594,203)
                                                           =========  ==========

Earnings (loss) per share:
Basic                                                         $0.01      ($0.01)
                                                           =========  ==========
Diluted                                                       $0.01      ($0.01)
                                                           =========  ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

We are in the process of completing the development of our electronic trading system, OPEX. We had temporarily discontinued such efforts in 2003 and resumed them in late 2004. We intend to complete the development and initial launch of the OPEX system in the third quarter of 2005. We believe the costs associated with finalizing the development of the first operating version of OPEX and the marketing costs associated with the initial launch will be at least $500,000 and $100,000, respectively and will be financed by our cash flows from operations. We believe that we will continue to generate cash flows from operations in the foreseeable future sufficient to permit us to absorb the costs to complete the development of OPEX as well as the costs related to its initial launch. The additional work necessary to finalize the development of the first operating version of OPEX consists primarily of ensuring that all transactions entered in OPEX are properly processed as well as certain feature enhancements.

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

RESULTS OF OPERATIONS
                              Results of Operations



                                              For the Six-Month Periods Ended               Increase/          Increase/
                                                         March 31,                         (Decrease)         (Decrease)
                                       -----------------------------------------------      in $ 2005          in % 2005
                                                2005                   2004                  vs 2004            vs 2004
                                       ---------------------- ---------------------- ------------------- -------------------
Brokerage fees                         $      1,318,153       $          544,933     $          773,220               141.9%
Brokerage fees-related party                     789,345                 245,815                543,530               221.1%
Incentives                                       329,288                  75,439                253,849               336.5%
                                       ---------------------- ---------------------- -------------------
Net revenues                                   2,436,786                 866,187              1,570,599               181.3%

Cost of revenues                                 922,395                 760,235                162,160                21.3%
Cost of revenues-related party                   480,710                 146,591                334,119               227.9%
                                       ---------------------- ---------------------- -------------------
                                               1,403,105                 906,826                496,279                54.7%

Gross profit (loss)                            1,033,681                 (40,639)             1,074,320                  NM

Operating expenses:
  Selling, general and administrative            329,057                 414,348                (85,291)              -20.6%

  Research and development                       256,389                       -                256,389                  NM
                                       ---------------------- ---------------------- -------------------
     Total operating expenses                    585,446                 414,348                171,098                41.3%

     Operating income (loss)                     448,235                (454,987)               903,222                  NM

  Other income (expense):
  Interest expense-related parties              (145,658)               (139,216)                 6,442                -4.6%
                                       ---------------------- ---------------------- -------------------
                                                (145,658)               (139,216)                 6,442                -4.6%
                                       ---------------------- ---------------------- -------------------

Net income (loss)                      $         302,577      $         (594,203)    $          896,780                  NM
                                       ====================== ====================== ===================


NM:  Not meaningful

Revenues

Revenues consist of fees earned from energy derivatives transactions. The increase in revenues of approximately $1.6 million during the six-months ended June 30, 2005, when compared to the prior period, is primarily due to an increase in the volume of transactions handled by us on behalf of our customers. Additionally, the increase in revenues during the six-months ended June 30, 2005 is also due to an increase in revenues from our floor brokerage operations launched in April 2004, of which six months were reported during the six-month period ended June 30, 2005 while only three months were reported during the three-month period ended June 30, 2004. Furthermore, the increase in incentives earned pursuant to agreements with two exchanges was due to a higher volume of transactions handled by us on such exchanges, slightly offset by a decrease of the incentive rate offered by NYMEX.

Cost of revenues

Cost of revenues consists primarily of compensation of personnel directly associated with handling the energy derivative transactions on behalf of our customers as well as expenses associated with our floor brokerage operations. The increase in cost of revenues of approximately $500,000 during the six-month period ended June 30, 2005 when compared to the prior year period is primarily attributable to an increase in costs associated with having six months of operations of our floor brokerage operations during the six-month period ended June 30, 2005 when compared to three months of operations for the six-month period ended June 30, 2004. Additionally, we incurred increased bonuses to our brokers resulting from the increase in revenues during the six-month period ended June 30, 2005.

Selling, general, and administrative expenses

Selling, general, and administrative expenses consists primarily of compensation of personnel supporting our operations as well as professional fees, such as legal fees, incurred to handle certain matters which occur during the course of operations. The decrease in selling, general, and administrative expenses of approximately $90,000 during the six-month period ended June 30, 2005, when compared to the prior period, is primarily attributable to decrease in legal fees incurred in connection with a dispute related to our contract with the software development firm hired to develop our electronic trading system which was settled in early 2004.

Research and development

Research and development expenses consist primarily of compensation of personnel and consultants associated with the development of our automated electronic trading system. The increase in research and development expenses of approximately $260,000 during the six-month period ended June 30, 2005 when compared to the prior period, is primarily due to the resumption of our research and development efforts in late 2004 while we had temporarily discontinued such efforts during 2003.


Interest expense to related parties

Interest expense to related parties consists of interest charges associated with amounts due to related parties. Interest expense to related parties has remained consistent during the six-month period ended June 30, 2005 when compared to the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our operations primarily from proceeds of notes payable to Mark Nordlicht, our Chairman and one of our principal stockholders.

During the six-month period ended June 30, 2005, we generated cash of approximately $200,000 from operating activities, primarily resulting from net income of $300,000, adjusted for a non-cash interest expense of approximately $150,000 and an increase in accounts receivable of approximately $220,000, resulting from an increase in related revenues. We used our cash generated from operating activities to make principal repayments of $150,000 and approximately $70,000 to amounts due to Kevin Cassidy, a key consultant and our former chief executive officer and due to Mark Nordlicht, our chairman of the Board.

During the six-month period ended June 30, 2004, our cash used in operating activities was funded by proceeds of $350,000 generated from the issuance of a line of credit and a note payable to Mark Nordlicht . Furthermore, two of our officers at the time, Edward O'Connor, our chief executive officer and Kevin Cassidy, our former chief executive officer, forfeited certain compensation amounting to $375,000, which is accounted for as an increase in additional paid-in capital. The following changes in operating assets and liabilities occurred in the six-month period ended June 30, 2004: our accounts payable decreased by approximately $260,000 and our accrued compensation increased by approximately $250,000.




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

We also receive incentives from NYMEX and ICE for the volume of transactions conducted by us using their platform. The incentives are based on a percentage of the total revenues received by the exchange attributable to our volume of transactions submitted to the respective exchanges. We also apply our judgment when making monthly estimates of such incentives based on the volumes of transactions submitted to the respective exchanges and the exchanges' published revenues by type of transaction.

We, pursuant to SAB 104, realize the incentive revenues realized or realizable when all of the following criteria are met:

1) Persuasive evidence of an arrangement exists. We have a written separate agreement with one of the exchanges. The other exchange has publicly published the initial terms of its incentive program in 2003 which it modified in 2005 and is offered to all intermediaries in the select transactions;

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

We have had a history of operating losses through 2004 and we may have operating losses in the future. Our accumulated deficit was approximately $8.7 million at June 30, 2005. Our auditors have included an explanatory paragraph in their Report included in our audited financial statements for the years ended December 31, 2004 and 2003, which are contained in the prospectus included in our registration statement on Form SB-2, to the effect that our significant losses from operations raise substantial doubt about our ability to continue as a going concern. Because these losses were sustained in the businesses in which we are now engaged, and we currently intend to enter into a new line of business through the launch of our OPEX offering, you may find it difficult to evaluate our business and its prospects.

Our quarterly financial results will continue to fluctuate making it difficult to forecast our operating results.

Our quarterly operating results have fluctuated in the past and we expect our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are beyond our control, including:

o variability in demand and usage for our product and services. For example, to the extent that market demand for OTC energy products and derivatives is reduced, our revenues will decrease accordingly; and

o governmental regulations affecting the use of the Internet in general, and electronic messaging in connection with financial transactions in particular. We rely on electronic messaging in conducting our business. Any future regulations which prohibit electronic messaging in effecting financial transactions, or which otherwise impose additional requirements on the form, content or retention of electronic messaging, could significantly increase our cost of doing business.

We have historically lost money and our losses may continue in the future, which may cause us to curtail our current operations and our development and implementation of OPEX.

We have incurred losses through fiscal 2004 and have since been profitable. We may again operate at a loss in the future and we can not assure you that we will be successful in reaching or maintaining positive cash flow and profitable operations. Accordingly, our ability to operate our current business and implement OPEX may be hampered by negative cash flows and liquidity problems in the future, and the value of our stock may decline as a result. In the past, we suspended the development and implementation of OPEX for a year, in part because of our negative cash flow.

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

We receive incentives from the Intercontinental Exchange ("ICE") and the New York Mercantile Exchange ("NYMEX") which accounted for 14% of our revenues for the six-month period ended June 30, 2005. The incentives are earned based on a percentage of the total revenues received by the exchange attributable to our volume of transactions submitted to the respective exchanges. The incentives are earned based on a written agreement with ICE expiring by June 2006 or earlier if our separate brokerage agreement with ICE is terminated. The incentives earned from NYMEX are based on a program offered to all brokers, traders, and energy traders initially launched in 2003. NYMEX has amended the terms of its incentive program by decreasing the incentive rate by 50%. NYMEX may amend the terms of the incentives or cancel this program at any time. ICE also may request that we amend the terms of our agreement. We may agree to some or all of any requested changes. Accordingly, we cannot guarantee that we will continue to receive the level of such incentives in the future, if at all. If we do not receive these incentives, our revenues will decrease.

We depend on our relationship with Capital Energy Services to maintain our floor brokerage operations.

Our income from floor brokerage operations amounted to approximately $800,000 during the six-month period ended June 30, 2005. We depend on our relationship with CES to maintain or increase the profitability of such operations. Edward J. O'Connor, our Chief Executive Officer and a director, is a 50% shareholder of CES. Kevin P. Cassidy, our Chief Executive Officer until March 31, 2004 and a current stockholder, is the Managing Director of CES. To maintain these floor brokerage operations, CES may need to provide certain financial guarantees to NYMEX or other exchanges. CES may not have the resources to provide such financial guarantees and we may not be able to assist CES financially. Additionally, CES may be prevented from trading based on certain government regulations. If CES loses its ability to trade on NYMEX or other exchanges, we cannot maintain our floor brokerage operations. If we are unable to maintain our floor brokerage operations, our revenues will decrease and it would adversely impact our financial condition.

We rely heavily on the services of our technical staff and consultants.

We rely heavily on the services of our technical staff and on the services of consultants. Most of our technical employees are not presently employed on a full time basis. The loss of the services of technical employees and consultants would have a negative material effect on us.

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

o customer service and support; and

o pricing.

The natural gas options market has many competitors involved in the brokering of natural gas options. Capital investment for entry into the market is low. Accordingly, a number of small brokerage firms flourish along side of larger more established brokerage firms such as Cantor Fitzgerald, L.P., MAN Group PLC and ICAP PLC.

With the advent of OTC cleared options, several other OTC brokers have been able to capitalize on this opportunity by using the newly available clearing mechanisms to match previously unmatchable counterparties. With lesser credit concerns, it allows more liquidity in the energy options market.

There are several other well financed companies who do or may compete with us. In the OTC natural gas market, our competitors include Amerex Natural Gas Ltd., Choice Energy LP, G.A. Options, MAN Financial, Inc. and Tullet Natsource, Inc. In the NYMEX natural gas market, our competitors include Clarion Trading, SCS Trading Corp., and ICAP PLC. When we implement our OPEX system, we anticipate that its potential competitors will include the New York Mercantile Exchange, Intercontinental Exchange, eSpeed and the Chicago Mercantile Exchange.

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

Reliance on natural gas options.

While our plan is to leverage success of energy options and expand into other markets while maintaining our status as an "exempt commercial market", the success of this plan is subject to market forces outside of our control. At present, more than 90% of our revenues is derived from trading in natural gas options. If there should be a significant slowdown in the natural gas options trading industry, due to weather conditions, governmental regulations or geopolitical conditions, including war and terrorism, it would have a significant negative impact on us.

The continued operations of our business are dependent on the performance and continued service of our executive officers and key employees, and our ability to attract and retain skilled personnel.

Our performance and future operating results are substantially dependent on the continued service and performance of Edward J. Connor, our CEO, president and treasurer, and Mark Nordlicht, our chairman. To the extent that the services of those two persons become unavailable, our business and prospects would be adversely affected. Should we be required to do so, we do not know whether we would be able to employ equally qualified persons to replace any of these persons. Furthermore, we depend on our former Chief Executive Officer, Kevin Cassidy, to diversify our customer base and on whom we depend upon to maintain relationships with certain existing customers. Moreover, we do not currently maintain "key man" insurance on any of our executive officers or other key employees and do not intend to obtain this type of insurance in the near future. Additionally, we do not have written agreements with most of our staff and, other than traditional compensation packages and stock options we contemplate granting to our staff, we do not have other means to ensure the retention of their services. If we are successful in implementing and developing our business, we will require additional managerial, administrative and support personnel. Competition for highly-qualified personnel is intense, and we can make no assurances that we can retain our key employees or that we will be able to attract or retain qualified personnel in the future. To the extent we have fewer financial resources available to us than our competitors we may not be able to attract and retain a sufficient number of qualified personnel. The loss of the services of any of our management or other key employees and our inability to attract and retain other necessary personnel could have a material adverse effect on our financial condition, operating results, and cash flows.

Certain employees' and consultants' efforts currently account for a significant amount of our revenues. Should the services of these individuals, including Kevin Cassidy, no longer be available to us, and suitable replacements not be hired or retained, we would experience adverse effects of varying degrees.

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

We have a significant amount of debt. At June 30, 2005, we had approximately $2.7 million of debt, a substantial portion of which is due to our Chairman, Mark Nordlicht.

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

The interests of our management could conflict with the interests of our stockholders. Our officers and directors beneficially own approximately 46% of our outstanding common stock. Accordingly, if they act together with a relatively small number of stockholders owning more than 4% of the outstanding common stock, they will have the power to approve corporate transactions and control the election of all of our directors and other issues for which the approval of our stockholders is required. This concentration of ownership may also delay, deter or prevent a change in control of us and may make some transactions more difficult or impossible to complete without the support of these stockholders. As a result, you may have no effective voice in our management .

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

                           PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During May 2005, the Company issued 50,000 options to one its employees. The options are exercisable at a price of $0.30 per share and vest at a rate of 12.5% on November 23, 2005 and 12.5% every three-month period thereafter. The options are cancelled upon the earliest of one year after the employee's death or upon termination of employment for cause. These issuances was exempt from registration pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.


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

Exhibit 32.1   Certification of the Chief Financial Officer pursuant to U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                OPTIONABLE, INC.


      Date                                      By: /s/   Edward O'Connor
  -------------                                 --------------------------
  July 25, 2005                                 Edward O'Connor
                                                Chief Executive Officer




                                                By:/s/ Marc-Andre Boisseau
                                                --------------------------
                                                Marc-Andre Boisseau
                                                Chief Financial Officer