Form 10QSB
period 2005-09-30
Optionable Inc
filed 2005-11-07
CIK 1303433

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2005
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ________________
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

                                 (914) 773-1100
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The total number of shares of the issuer's common stock, $.001 par value, outstanding at October 31, 2005 was 51,406,431.

Transitional  Small  Business Disclosure Format: Yes |_| No |X|

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation."

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                                OPTIONABLE, INC.
                                  BALANCE SHEET
                               September 30, 2005
                                   (Unaudited)

                                     ASSETS

Current Assets:
Cash                                                          $       1,271,382
Accounts receivable, net of provision
 for doubtful accounts of $61,163                                       585,337
Due from related party                                                  344,276
Incentives receivable                                                   157,572
                                                              ------------------

     Total current assets                                             2,358,567

  Property and equipment, net of
   accumulated depreciation of $419,225                                  43,302
  Other receivable                                                      150,000
  Other assets                                                           79,820
                                                              ------------------

     Total assets                                             $       2,631,689
                                                              ==================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued expenses                       $          90,089
  Accrued compensation                                                  499,478
                                                              ------------------

    Total current liabilities                                           589,567

Due to chairman of the board, net of
 unamortized discount of $3,584,281                                   1,931,483
Due to executive officer, net of
 unamortized discount of $486,149                                       258,153
Due to chief executive officer, net
 of unamortized discount of $486,149                                    108,153
                                                              ------------------

     Total liabilities                                                2,887,356

Stockholders' Deficit:
  Preferred stock; $.0001 par value,
   5,000,000 shares authorized, none issued
   and outstanding at September 30, 2005                                      -
  Common stock; $.0001 par value, 100,000,000
    shares authorized, 51,406,431 issued and
    outstanding at September 30, 2005                                     5,141
  Additional paid-in capital                                          7,790,471
  Accumulated deficit                                                (8,051,279)
                                                              ------------------

     Total stockholders' deficit                                       (255,667)
                                                              ------------------


     Total liabilities and stockholders' deficit              $       2,631,689
                                                              ==================





                  See Notes to Unaudited Financial Statements.
                                       -3-

                                OPTIONABLE, INC.
                            STATEMENTS OF OPERATIONS


                                      For the Three-Month Periods Ended    For the Nine-Month Periods Ended
                                                  September 30                        September 30
                                      ----------------------------------  ------------------------------------
                                            2005              2004              2005                2004
                                      ----------------  ----------------  ----------------   -----------------
                                         (Unaudited)       (Unaudited)       (Unaudited)        (Unaudited)
Brokerage fees                        $       880,537   $       804,819   $     2,198,690    $      1,349,752
Brokerage fees-related party                  620,072           389,191         1,409,417             635,006
Incentives                                    199,863           299,278           529,151             374,717
                                      ----------------  ----------------  ----------------   -----------------
Net revenues                                1,700,472         1,493,288         4,137,258           2,359,475

Cost of revenues                              465,007           434,880         1,387,402           1,195,115
Cost of revenues-related party                163,628           153,107           644,338             299,698
                                      ----------------  ----------------  ----------------   -----------------
                                              628,635           587,987         2,031,740           1,494,813

Gross profit                                1,071,837           905,301         2,105,518             864,662

Operating expenses:
  Selling, general and administrative         185,328           148,030           514,385             562,378
  Research and development                    116,115            19,493           372,504              19,493
                                      ----------------  ----------------  ----------------   -----------------

     Total operating expenses                 301,443           167,523           886,889             581,871
                                      ----------------  ----------------  ----------------   -----------------

     Operating income                         770,394           737,778         1,218,629             282,791
                                      ----------------  ----------------  ----------------   -----------------

  Other income (expense):
  Gain on extinguishment of debt                    -           238,282                 -             238,282
  Interest expense to related parties         (76,176)          (67,401)         (221,834)           (206,617)
                                      ----------------  ----------------  ----------------   -----------------
                                              (76,176)          170,881          (221,834)             31,665
                                      ----------------  ----------------  ----------------   -----------------

Net income                            $       694,218   $       908,659   $       996,795    $        314,456
                                      ================  ================  ================   =================

Basic earnings per common share                $ 0.01            $ 0.02            $ 0.02              $ 0.01
                                      ================  ================  ================   =================

Diluted earnings per common share              $ 0.01            $ 0.02            $ 0.02              $ 0.01
                                      ================  ================  ================   =================

Basic weighted average common
shares outstanding                         51,406,431        45,096,430        51,406,431          45,096,430
                                      ================  ================  ================   =================

Diluted weighted average common
 shares outstanding                        51,461,963        45,096,430        51,449,427          45,096,430
                                      ================  ================  ================   =================

                  See Notes to Unaudited Financial Statements.
                                       -4-

                                OPTIONABLE, INC.
                            STATEMENTS OF CASH FLOWS


                                                            For the Nine-Month Periods Ended
                                                                      September 30
                                                           -----------------------------------
                                                                2005               2004
                                                           ----------------   ----------------
                                                              (Unaudited)        (Unaudited)

Cash flows from operating activities:
Net income                                                 $       996,795    $       314,456
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
  Depreciation                                                      26,048             37,665
  Amortization of debt discount                                    221,834            133,216
  Forfeiture of officers' compensation                                   -            375,000
  Gain on extinguishment of debt                                         -           (238,282)
  Provision for doubtful accounts                                  (28,811)               212
  Fair value of warrants issued to consultant                        6,060                  -
Changes in operating assets and liabilities:
  Accounts receivable                                             (359,942)          (314,296)
  Due from related party                                           (50,701)          (275,198)
  Incentives receivable                                            (25,896)          (374,299)
  Other receivable                                                (150,000)                 -
  Other assets                                                     (66,864)            (1,032)
  Accounts payable and accrued expenses                            (40,598)          (600,829)
  Accrued compensation                                             151,761            327,000
  Accrued interest on notes payable to related parties                   -              3,627
                                                           ----------------   ----------------

Net cash provided by (used in) operating activities                679,686           (612,760)
                                                           ----------------   ----------------

Cash flows from investing activity:
  Purchases of property and equipment                              (23,085)              (597)
                                                           ----------------   ----------------

Net cash used in investing activity                                (23,085)              (597)
                                                           ----------------   ----------------

Cash flows from financing activities:

  Proceeds from line of credit payable to chairman
   of the board                                                          -             50,000
  Proceeds from issuance of shares of common stock                       -          1,000,000
  Principal repayments on due to chief executive officer          (186,354)          (500,000)
  Principal repayment on due to chairman of the board             (105,991)                 -
  Proceeds from issuance of notes payable to chairman
   of the board                                                          -            300,000
                                                           ----------------   ----------------

Net cash (used in) provided by financing activities               (292,345)           850,000
                                                           ----------------   ----------------

 Net increase in cash                                              364,256            236,643

Cash, beginning of period                                          907,126             63,041
                                                           ----------------   ----------------

Cash, end of period                                        $     1,271,382    $       299,684
                                                           ================   ================

Supplemental disclosures of cash flow information:
     Cash paid for taxes                                   $             -    $             -
                                                           ================   ================

     Cash paid for interest                                $             -    $        69,972
                                                           ================   ================


Supplemental disclosures for non-cash financing activity:

Increase in due to related party and corresponding
 increase in additional paid-in capital                    $             -    $       462,067
                                                           ================   ================

Increase in discount on due to chairman of the board
 and corresponding increase in additional paid-in capital  $             -    $     3,918,391
                                                           ================   ================


                  See Notes to Unaudited Financial Statements.
                                       -5-

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2005 and 2004
                                   (Unaudited)

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of recurring accruals, considered for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005.

Note 2- Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents, accounts receivable, incentives receivable, due from related party and other receivable.

The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. During the nine-months ended September 30, 2005, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

The Company's accounts receivable are due from energy trading firms, financial institutions, and hedge funds, located primarily in the United States. Collateral is generally not required. Three of the Company's customers accounted for 21%, 11%, and 10%, respectively, of its accounts receivable at September 30, 2005. No other customers accounted for more than 10% of its accounts receivable at September 30, 2005.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          September 30, 2005 and 2004

Note 2- Summary of Significant Accounting Policies-Continued

The Company's incentives receivable are due from two United States exchanges providing the Company with incentives to submit customer trades to their respective platform. The incentives receivable are not collateralized.

The due from related party is due from an affiliate owned by the Company's Chief Executive Officer and by an Executive Officer of the Company, who are both stockholders of the Company. The due from related party is not collateralized.

The Company's other receivable is due from an employee of a related party, a company owned by our Chief Executive Officer and by an Executive Officer. It is used as a $100,000 deposit with a US exchange and a $50,000 deposit with a clearinghouse. It is secured by cash accounts.

Customer Concentration

One of the Company's customers accounted for approximately 16% and 10% of its revenues during the nine-month periods ended September 30, 2005 and 2004, respectively. The Company minimizes its customer concentration risks by diversifying its existing customer base.

Product Concentration

All of the Company's revenues are derived from fees earned from energy derivatives transaction fees and related incentives provided by exchanges.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivables, incentives receivable, due from related party, other receivable, accounts payable and accrued expenses, and accrued compensation approximate their fair value due to their short-term maturities. The carrying amount of due to Chairman of the board, due to Chief Executive Officer, and due to related party approximate their fair value based on the Company's incremental borrowing rate.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2005 and 2004

Note 2- Summary of Significant Accounting Policies-Continued

Software Development Costs

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Accounting Financial Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Costs of maintenance and customer support will be charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first. The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no software development costs have been capitalized at September 30, 2005.

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

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2005 and 2004

Note 2- Summary of Significant Accounting Policies-Continued

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options amounted to 797,250 and 0 at September 30, 2005 and 2004, respectively. The outstanding warrants amounted to 300,000 and 100,000 at September 30, 2005 and 2004, respectively. The outstanding warrants at September 30, 2004 are excluded from the loss per share computation for the respective periods due to their antidilutive effect.

The following sets forth the computation of basic and diluted earnings per share:


                                                       For the three-month              For the nine-month
                                                           period ended                    period ended
                                                           September 30,                  September 30,
                                                        2005         2004               2005          2004
                                                   ============  ============      ============  ============
Numerator:
Net income                                            $694,218      $908,659          $996,795      $314,456

Denominator:
Denominator for basic earnings per share-
Weighted average shares outstanding                 51,406,431    45,096,430        51,406,431    45,096,430
Effect of dilutive employee stock options               35,843             0            30,583             0
Effect of dilutive warrants                             15,422             0             8,772             0
                                                   ------------  ------------      ------------  ------------
Denominator for diluted earnings per share-
Weighted average shares outstanding                 51,457,696    45,096,430        51,445,787    45,096,430
                                                   ============  ============      ============  ============
Basic earnings per share                                 $0.01         $0.02             $0.02         $0.01
                                                   ============  ============      ============  ============
Diluted earnings per share                               $0.01         $0.02             $0.02         $0.01
                                                   ============  ============      ============  ============
Anti-dilutive weighted-average shares                        0       100,000                 0       100,000
                                                   ============  ============      ============  ============

The share amounts included in the financial statements, including the basic and diluted loss per share have been retroactively restated to reflect the stock splits discussed below.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2005 and 2004

Note 2- Summary of Significant Accounting Policies-Continued

Stock Splits

The Company's board of directors declared the following split of the Company's common stock:


        June 10, 2004                            1.27 for 1

The basic and diluted earnings per share have been adjusted retroactively to give effect to this stock spilt.

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

The Company also receives incentives from United States exchanges for the volume of transactions conducted by the Company using their platform. The incentives are based on a percentage of the total revenues received by the exchange attributable to the Company's volume of transactions submitted to the respective exchanges. The Company estimates monthly such incentives based on the volume of daily transactions submitted to the respective exchanges using the day of trade-trade date basis, and the exchanges' published revenues by type of transactions. The Company, pursuant to SAB 104, realizes the incentive revenues realized or realizable when the all of the following criteria are met:

     1) Persuasive evidence of an arrangement exists. The Company has a written separate agreement with one of the exchanges. The other exchange has publicly published the terms of its incentive program in 2003, which were modified in 2005 and are offered to all intermediaries in the select transactions;

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2005 and 2004

Note 2- Summary of Significant Accounting Policies-Continued

     2) Delivery has occurred or services have been rendered. Under arrangements with both exchanges, the incentives are earned on the day the Company submits transactions to the respective exchanges based on the revenues generated from such transactions and are no longer subject to minimum volume of transactions to the respective exchanges. The Company accounts for all transactions submitted to each exchange on a daily basis. Accordingly, the Company is able to determine when the incentives are earned based on the date it submits transactions to the exchanges. The Company has no other obligations to the exchanges to earn the incentives;

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

Stock-Based Compensation

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25,
"Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2005 and 2004

Note 2- Summary of Significant Accounting Policies-Continued

stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

Segment reporting

The Company operates in one segment, brokerage services. The Company's chief operating decision-maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statements of operations.

Recent Pronouncements

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for
Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning in the first quarter of 2006. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows. Note 3-Due from Related Party

In April 2004, the Company agreed to pay certain fixed and variable fees and support services to a related party entity partly owned by its Chief Executive Officer and by an Executive Officer in exchange for a share of revenues of the floor brokerage services of the related party.

The Company's share of revenues and expenses of the floor brokerage services amounted to approximately $1.4 million and $635,000, during the nine-month period ended September 30, 2005 and 2004, respectively. The Company has received $630,000 from the related party in connection with such floor brokerage services during the same period and the related party owed approximately $340,000 at September 30, 2005.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2005 and 2004

Note 3-Due from Related Party-continued

The Company recognizes its share of revenues of the floor brokerage services based on the commissions earned for such services which are recognized on the day of the trade-trade date basis.

Note 4-Other Receivable

The Company's other receivable consists of amounts due from a broker employed by a related party, an entity owned by our Chief Executive Officer and by an Executive Officer. This other receivable funded security deposits of $100,000 held at a US exchange and $50,000 held at a clearinghouse, which are required for the Company's floor operations.

Note 5-Due to Related Parties

The terms and amounts of due to related parties at September 30, 2005 are as follows:

Due to Chairman of the Board, non-interest bearing,
unsecured, payable by March 12, 2014, if the Company obtains additional equity or debt financing of at least $1,000,000
following the private placement which closed in September
2004 ("Capital Raise"), the Company will repay its Chairman
of the Board up to 39.33% of the Capital Raise, up to
$2,810,877, with the remaining balance and accrued interest
of 4.68% from the date of the Capital Raise due on March 22,
2014:                                                              $  5,515,764
Discount, using initial implied rate of 12%:                         (3,584,281)
                                                                   -------------
                                                                   $  1,931,483
                                                                   =============


Due to Executive Officer, non-interest bearing, unsecured,
payable by March 12, 2014, if the Company obtains additional equity or debt financing of at least $1,000,000 following a
Capital Raise, the Company will repay its Executive Officer
up to 5.3% of the Capital Raise, up to $381,250, with the
remaining balance and accrued interest of 4.68% from the
date of the Capital Raise due on March 22, 2014:                   $    744,302
Discount, using initial implied rate of 12%:                           (486,149)
                                                                   -------------
                                                                   $    258,153
                                                                   =============

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2005 and 2004


Note 5-Due to Related Parties-continued

Due to Chief Executive Officer, non-interest bearing,
unsecured, payable by March 12, 2014, if the Company obtains additional equity or debt financing of at least $1,000,000
following a Capital Raise, the Company will repay its Chief
Executive Officer up to 5.3% of the Capital Raise, up to
$381,250, with the remaining balance and accrued interest of
4.68% from the date of the Capital Raise due on March 22,
2014:                                                              $    594,302
Discount, using initial implied rate of 12%:                           (486,149)
                                                                   -------------
                                                                   $    108,153
                                                                   =============

The amortization of the discount on the due to related parties amounted to approximately $222,000 and $133,000 during the nine-month periods ended September 30, 2005 and 2004, respectively, and has been recorded as interest expense to related parties in the accompanying statements of operations.

Interest expense, other than the amortization of discount, in connection with the various amounts due to Chairman of the Board and note payable to a related party, an entity in which the Company's Chairman of the Board is also the managing director amounted to approximately $0 and $75,000 during the nine-month periods ended September 30, 2005 and 2004, respectively.

During April 2005, the Company modified the terms of its due to related parties. The modified terms provide that, in the event of a Capital Raise, among other things, the interest rate accrued after such event is reduced from 12% to 4.68%. Additionally, the modified terms provide that the Company may make principal repayments towards the due to Chairman of the Board, the due to its Chief Executive Officer, and the due to related party amounting to approximately 25% of its cash flows from operating cash flows less capital expenditures. In connection with the modified terms, the Company made a principal repayment of $69,638 on the due to its Chairman of the Board, which was offset against an accounts receivable of one of the Company's clients, which is an unrelated party. Additionally, the Company made a principal repayment of $150,000 on the due to Chief Executive Officer. Furthermore, during August 2005, the Company made additional principal repayments of approximately $73,000 on the due to its related parties.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2005 and 2004

Note 6- Other Related Party Transactions

The Company has recognized revenues of approximately $100,000 and $50,000 during the nine-month periods ended September 30, 2005 and 2004, respectively, from three related parties, entities in which its Chairman of the Board is also the managing director. Such related parties owe the Company approximately $53,000 at September 30, 2005.

The Company provides administrative services to a related party, an entity owned by the Company's Chief Executive Officer and an Executive Officer. The Company charged approximately $13,000 and $2,000 during the nine-months period ended September 30, 2005 and 2004, respectively, for such services. The related party owes the Company approximately $7,000 at September 30, 2005. Furthermore, the Company has purchased goods of approximately $1,000 from this related party during the nine-month period ended September 30, 2005.

Note 7- Stockholders' Deficit

Stock Compensation Plan

During November 2004, the Company adopted its 2004 Stock Option Plan ("2004 Plan"). The 2004 Plan allows for the grant of both incentive stock options and nonstatutory stock options. The 2004 Plan may be administered, interpreted and construed by the Board of Directors or a compensation committee. The maximum number of shares of common stock which may be issued pursuant to options granted under the 2004 Plan may not exceed 7,500,000 shares. If any options granted under the 2004 Plan expire or terminate without having been exercised or ceased to be exercisable, such options will be available again under the 2004 Plan. All employees of the Company and its subsidiaries are eligible to receive incentive stock options and nonstatutory stock options. Non-employee directors and outside consultants who provided bona-fide services not in connection with the offer or sale of securities in a capital raising transaction are eligible to receive nonstatutory stock options. Incentive stock options may not be granted below their fair market value at the time of grant or, if to an individual who beneficially owns more than 10% of the total combined voting power of all stock classes of the Company or a subsidiary, the option price may not be less than 110% of the fair value of the common stock at the time of grant. The expiration date of an incentive stock option may not be longer than ten years from the date of grant. Option holders, or their representatives, may exercise their vested options up to three months after their employment termination or one year after their death or permanent and total disability. The 2004 Plan provides for adjustments upon changes in capitalization.

The following pro forma information regarding stock-based compensation has been determined as if the Company had accounted for its employee stock options under the fair value method pursuant to SFAS 123. For purposes of the proforma calculations, the fair value of each option granted in 2005 and 2004 was estimated at the date of grant using the Black-Scholes model with the following assumptions used: risk-free interest rate: 4.04% and 2.78%, respectively; dividend yield: none; volatility: none; expected lives: 3 years. The Company granted 150,000 options during the nine-month period ended September 30, 2005.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2005 and 2004

Note 7- Stockholders' Deficit-continued

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

                                                               September 30,
                                                            2005          2004
                                                          ---------   ----------
Net income as reported:                                   $996,795    $ 314,456
Deduct: Total stock-base employee compensation expense
        determined under fair value based method for all
        awards, net of related tax effects                  (3,254)      (  -  )
                                                          ---------   ----------
Net income pro forma                                      $993,541    $ 314,456
                                                          =========   ==========
Earnings per share:
Basic                                                        $0.02        $0.01
                                                          =========   ==========
Diluted                                                      $0.02        $0.01
                                                          =========   ==========

Note 8- Commitments and Subsequent Events

During October 2005, the Company named a new Chief Executive Officer, elected him a director, and entered into an employment agreement with him (the "Agreement"). The initial term of the Agreement is for 50 months, subject to renewal or earlier termination.

The Company's Chief Executive Officer's salary will be as follows: $20,833 upon entering into the Agreement, $46,875 from October 30, 2005 to December 31, 2005, $275,000 from January 1 to December 31, 2006, $300,000 from January 1, 2007 to December 31, 2007, $325,000 from January 1 to December 31, 2008, $350,000 from January 1, 2009 to December 31, 2009 ("Fixed Compensation" ) .

In addition, beginning with the first month of the quarter in which the amount payable to the Chief Executive Officer is fully paid, the Chief Executive Officer will be paid (i) cash compensation amounting to 5% of gross revenues of the Company, and (ii) stock compensation amounting to 2% of the gross revenues of the Company, as defined. Gross Revenue is defined as the total gross revenue related to any and all aspects of the brokerage business, including incentive received from exchanges, based on generally accepted accounting principles. The shares of Company common stock will be granted at fair value at the date of grant.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2005 and 2004

Note 8- Commitments and Subsequent Events-continued

The Company will issue options to its Chief Executive Officer equal to 20% of the number of shares of common stock issuable under warrants which become exercisable pursuant to any Order Flow Agreements (Order Flow Agreements are the agreements for the Company to issue warrants to a firm based on the volume of orders the firm placed with the Company). Those options will be fully vested Non-Statutory Stock Options granted under the Company's 2004 Plan at fair value at the date of grant. Also, the Company will issue to its Chief Executive Officer 5,000 options each time a firm registers with and executes its first 10,000 lots on the Company's OPEX platform. The total number of such options will be limited to 2,500,000. Such options will be fully vested Non-Statutory Options granted under the Plan at fair value at the date of grant.

Upon the sale or merger or other business combination of the Company and another company or companies, the Company's Chief Executive Officer will be entitled to a lump sum payment of 50% of the unpaid Fixed Compensation should he desire not to be employed with the new or successor entity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

We are in the process of completing the development of our electronic trading system, OPEX. We had temporarily discontinued such efforts in 2003 and resumed them in late 2004. We have substantially completed the development of the initial version of OPEX and we will commercially launch it in the first half of 2006. We believe the costs associated with developing the enhancements of the first operating version of OPEX and the marketing costs associated with the initial launch will be at least $200,000 and $100,000, respectively and will be financed by our cash flows from operations. We believe that we will continue to generate cash flows from operations in the foreseeable future sufficient to permit us to absorb the costs to complete the enhancements of OPEX as well as the costs related to its initial launch. Since inception, substantially all of our operations were funded by Mark Nordlicht, our Chairman of the Board and a stockholder. Additionally, during the fourth quarter of 2004, we successfully closed an equity financing generating gross proceeds of approximately $1.25 million.

PLAN OF OPERATIONS

We believe that a majority of our revenues will continue to be generated through voice-brokerage for the foreseeable future. Once OPEX is commercially launched in 2006, we expect that revenues generated through OPEX will constitute a small but growing portion of our revenues.

     We expect that our cost of revenues and cost of revenues associated with Capital Energy Services LLC, an entity owned by Edward O'Connor, our former Chief Executive Officer and an Executive Officer, and Kevin Cassidy, our new Chief Executive Officer, will increase in the foreseeable future for the following reasons: 1) as a result of increased revenues and 2) as a result of the new 50-month employment contract we entered with Kevin Cassidy which provides fixed and variable compensation exceeding those we paid him as a consultant. For example, Kevin Cassidy's fixed compensation will gradually increase from $215,000 we paid him as a consultant to $350,000 by 2009. Additionally, Kevin's Cassidy's employment agreement provides that beginning with the first month of the quarter in which the amount payable to Kevin Cassidy is fully paid, he will be paid additional cash compensation amounting to 5% of our gross revenues and a stock compensation amounting to 2% of our gross revenues. Furthermore, we will issue options to Kevin Cassidy equal to 20% of the number of shares of common stock issuable under warrants which become exercisable pursuant to any Order Flow Agreements (Order Flow Agreements are the agreements under which we issue warrants to a firm based on the volume of orders the firm placed with us). Finally, we will issue to Kevin Cassidy 5,000 options each time a firm registers with and executes its first 10,000 lots on our OPEX platform. The total number of such options will be limited to 2,500,000.


This discussion and analysis of our financial condition should be read in connection with our financial statements and accompanying notes thereto in our registration statement on Form SB-2 for the fiscal year ended December 31, 2004, including without limitation the information set forth under the heading "Critical Accounting Policies and Estimates".

                              Results of Operations



                                        For the Nine-Month Periods Ended      Increase/        Increase/
                                                September 30,                (Decrease)       (Decrease)
                                       ---------------------------------      in $ 2005        in % 2005
                                           2005               2004            vs 2004           vs 2004
                                       --------------    ---------------    --------------    -----------
Brokerage fees                         $   2,198,690     $    1,349,752     $     848,938          62.9%
Brokerage fees-related party               1,409,417            635,006           774,411         122.0%
Incentives                                   529,151            374,717           154,434          41.2%
                                       --------------    ---------------    --------------    -----------
Net revenues                               4,137,258          2,359,475         1,777,783          75.3%

Cost of revenues                           1,387,402          1,195,115           192,287          16.1%
Cost of revenues-related party               644,338            299,698           344,640         115.0%
                                       --------------    ---------------    --------------    -----------
                                           2,031,740          1,494,813           536,927          35.9%

Gross profit                               2,105,518            864,662         1,240,856         NM

Operating expenses:
  Selling, general and administrative        514,385            562,378           (47,993)         -8.5%
  Research and development                   372,504             19,493           353,011         NM
                                       --------------    ---------------    --------------    -----------
     Total operating expenses                886,889            581,871           305,018          52.4%

     Operating income                      1,218,629            282,791           935,838         NM

  Other income (expense):
  Gain on extinguishment of debt                   -            238,282          (238,282)        NM
  Interest expense-related parties          (221,834)          (206,617)           15,217           7.4%
                                       --------------    ---------------    --------------    -----------
                                            (221,834)            31,665           253,499         NM

Net income                             $     996,795     $      314,456     $     682,339         217.0%
                                       ==============    ===============    ==============    ===========


NM:  Not meaningful


RESULTS OF OPERATIONS

Revenues

Revenues consist of fees earned from energy derivatives transactions. The increase in revenues of approximately $1.8 million during the nine-months ended September 30, 2005, when compared to the prior period, is primarily due to an increase in the volume of transactions handled by us on behalf of existing customers. Additionally, the increase in revenues during the nine-months ended September 30, 2005 is also due to an increase in revenues from our floor brokerage operations launched in April 2004, of which nine months were reported during the nine-month period ended September 30, 2005 while only six months were reported during the nine-month period ended September 30, 2004. Furthermore, the increase in incentives earned pursuant to agreements with two exchanges was due to a higher volume of transactions handled by us on such exchanges, slightly offset by a decrease of the incentive rate offered by the New York Mercantile Exchange ("NYMEX").

Cost of revenues

Cost of revenues consists primarily of compensation of personnel directly associated with handling the energy derivative transactions on behalf of our customers as well as expenses associated with our floor brokerage operations. The increase in cost of revenues of approximately $540,000 during the nine-month period ended September 30, 2005 when compared to the prior year period is primarily attributable to an increase in costs associated with having nine months of operations of our floor brokerage operations during the nine-month period ended September 30, 2005 when compared to six months of operations for the nine-month period ended September 30, 2004. Additionally, we incurred increased bonuses to our brokers resulting from the increase in revenues during the nine-month period ended September 30, 2005.

Selling, general, and administrative expenses

Selling, general, and administrative expenses consists primarily of compensation of personnel supporting our operations as well as professional fees, such as legal fees, incurred to handle certain matters which occur during the course of operations. The decrease in selling, general, and administrative expenses of approximately $50,000 during the nine-month period ended September 30, 2005, when compared to the prior period, is primarily attributable to a decrease in legal fees incurred in connection with a dispute related to our contract with the software development firm hired to develop our electronic trading system. This dispute was settled in early 2004.

Research and development

Research and development expenses consist primarily of compensation of personnel and consultants associated with the development of our automated electronic trading system. The increase in research and development expenses of approximately $350,000 during the nine-month period ended September 30, 2005 when compared to the prior period, is primarily due to the resumption of our research and development efforts in late 2004 while we had temporarily discontinued such efforts during 2003 and the early part of 2004.


Interest expense to related parties

Interest expense to related parties consists of interest charges associated with amounts due to related parties. Interest expense to related parties has remained consistent during the nine-month period ended September 30, 2005 when compared to the prior year period.

Gain on extinguishments of debt

Gain on extinguishments of debt consists of gain resulting from the settlement of professional fees due to our former legal counsel. The settlement, generating gains of approximately $240,000, occurred during the nine-month ended September 30, 2004.


LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our operations primarily from proceeds of notes payable to Mark Nordlicht, our Chairman and one of our principal stockholders.

During the nine-month period ended September 30, 2005, we generated cash of approximately $680,000 from operating activities, primarily resulting from:

     o net income of approximately $1.0 million, adjusted for a non-cash interest expense of approximately $220,000;
     o an increase in accounts receivable of approximately $360,000, resulting from an increase in related revenues;
     o an increase of $150,000 in other receivable, resulting from the Company's funding of security deposits held for the benefit of the New York Mercantile Exchange and a clearing house, to facilitate the trading of transactions we submit on behalf of our clients; and
     o an increase in accrued compensation of approximately $150,000, resulting from an increase in commissions related to higher revenues.

     We used our cash generated from operating activities to make principal repayments of approximately $170,000, $20,000 and $110,000 on amounts due to Kevin Cassidy, our Chief Executive Officer, Edward O'Connor, our former Chief Executive Officer, and to Mark Nordlicht, our Chairman of the Board, respectively.

During the nine-month period ended September 30, 2004, we used cash of approximately $610,000 in our operating activities, primarily resulting from:

     o Our net income of approximately $310,000, adjusted by for a non-cash interest expense of approximately $130,000, the forfeiture of officers' compensation of $375,000, and a gain on extinguishments of debt of approximately $240,000;
     o an increase in accounts receivable of approximately $310,000, resulting from an increase in related revenues;
     o an increase in due from related party of approximately $280,000, resulting from an in related revenues;
     o an increase in incentives receivable, resulting from an increase in related revenues;
     o a decrease in accounts payable and accrued expenses resulting from the settlement of amounts due to our former outside counsel and to a software developer; and
     o an increase in accrued compensation of approximately $330,000, resulting from an increase in commissions related to higher revenues.

     We funded our cash used in operating activities by generating proceeds of $1.0 million from the issuance of shares or our common stock and by generating proceeds of $350,000 from the issuance of a line of credit and a note payable to Mark Nordlicht. We also satisfied a note payable of $500,000 to Mark Nordlicht.

     We believe that the employment arrangement with our new Chief Executive Officer, Kevin Cassidy, may decrease our cash flows from operating activities if our revenues decrease or if we are unable to increase our revenues in an amount sufficient to cover the additional cash compensation we will pay to Kevin Cassidy. Kevin Cassidy's fixed compensation will gradually increase from $215,000 we paid him as a consultant to $350,000 by 2009. Additionally, Kevin's Cassidy's compensation agreement provides that beginning with the first month of the quarter in which the amount payable to Kevin Cassidy is fully paid, he will be paid additional cash compensation amounting to 5% of our gross revenues


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

We also receive incentives from NYMEX" and the Intercontinental Exchange ("ICE") for the volume of transactions conducted by us using their platform. The incentives are based on a percentage of the total revenues received by the exchange attributable to our volume of transactions submitted to the respective exchanges. We also apply our judgment when making estimates monthly of such incentives based on the volumes of transactions submitted to the respective exchanges and the exchanges' published revenues by type of transaction.

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

3) "Seller's" price to the buyer is fixed or determinable. Based on the incentive program terms of each exchange, their published prices for the type of transactions we submit to them, and our transactions records, we are able to determine an estimate for the revenues each exchange earns in connection with the transactions it submits, and accordingly, the amount, if any of the incentives we earn in connection with such transactions; and;

4) Collectibility is reasonably assured. Both exchanges have paid us during the third quarter of 2005 for incentives earned in the prior quarter. We have no knowledge that they do not intend to pay these incentives, if earned, in the future. Furthermore, we intend to enforce the payment of any incentives receivable under the incentive programs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During August 2005, the Company issued 100,000 options under its 2004 Option Plan to one of its employees. The options are exercisable at a price of $0.30 per share and vest at a rate of 25% on August 2, 2006 and 25,000 every year thereafter, provided that certain performance milestones are met. The options are cancelled upon the earliest of one year after the employee's death or upon termination of employment for cause. The issuance was exempt from registration pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS
(a)      Exhibits

Exhibit 31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31. 2  Certification of the Chief Financial Officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1   Certification of the Chief Executive Officer pursuant to U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1   Certification of the Chief Financial Officer pursuant to U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99. Certain Risk Factors Which May Impact Our Business, Results of Operations and Financial Condition

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                OPTIONABLE, INC.


      Date                                      By: /s/   Kevin Cassidy
    -------------                                   -----------------------
     November 7, 2005                                    Kevin Cassidy
                                                    Chief Executive Officer




                                                By: /s/ Marc-Andre Boisseau
                                                    -----------------------
                                                        Marc-Andre Boisseau
                                                    Chief Financial Officer