Form 10KSB
period 2005-12-31
Optionable Inc
filed 2006-03-15
CIK 1303433

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2005

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                       Commission file number: 000-51837

                                Optionable, Inc.
                        ---------------------------------
                 (Name of Small Business Issuer in Its Charter)

                               Delaware 52-2219407
          -----------------------------------     --------------------
            (State or Other Jurisdiction of         (I.R.S. Employer
             Incorporation or Organization)         Identification No.)


      555, Pleasantville Road, Suite 110, Briarcliff Manor, New York 10510
 ------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                  (914)773-1100
                        ---------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
         None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.0001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X]

Issuer's revenues for its most recent fiscal year: $5,805,143

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 7, 2006, was approximately $17,546,738.


The total number of shares of the issuer's common stock, $.0001 par value, outstanding on March 7, was 51,406,431.

Transitional Small Business Disclosure Format:  Yes |_| No |X|

                                Optionable, Inc.
                         2005 Form 10-KSB Annual Report
                                TABLE OF CONTENTS


                                     PART I

 ITEM 1.      BUSINESS. .....................................................2
 ITEM 2.      PROPERTIES. ...................................................8
 ITEM 3.      LEGAL PROCEEDINGS. ............................................8
 ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............8

                                     PART II

 ITEM 5.      MARKET FOR REGISTRANT'S COMMON.................................9
 ITEM 6.      MANAGEMENT'S DISCUSSION ......................................10
 ITEM 7.      FINANCIAL STATEMENTS. ........................................20
 ITEM 8.      CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE ..........................20
 ITEM 8A.     CONTROLS AND PROCEDURES.......................................21

                                    PART III

 ITEM  9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............22
 ITEM 10.     EXECUTIVE COMPENSATION........................................23
 ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND ..........25
 ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. ..............27
 ITEM 13.     EXHIBITS......................................................31
 ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES .......................34
 ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES....................31

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


Certain statements in this Annual Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These include statements about anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products, anticipated market performance and similar matters. The words "budgeted," "anticipate," "project," "estimate," "expect," "may," "believe," "potential" and similar statements are intended to be among the statements that are forward-looking statements. Because such statements reflect the reality of risk and uncertainty that is inherent in our business, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of these risks and uncertainties are related to our current business situation and include, but are not limited to our lack of sufficient revenues to cover operating expenses, our history of operating losses, our need for additional financing for working capital purposes, the uncertainty about our ability to continue as a going concern and dependence on our current management team. Readers are cautioned not to place undue reliance on these forward-looking statements, which are made as of the date this report was filed with the Securities and Exchange Commission.

Readers are advised that we undertake no obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or development. To the extent that the information presented in this Annual Report on Form 10-KSB for the year ended December 31, 2005 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Annual Report, in "Management's Discussion and Analysis of Financial Condition or Plan of Operation."

                                                           PART I

ITEM 1.  DESCRIPTION OF BUSINESS


We were formed in Delaware in February 2000. Our goal is to be the leader of brokerage services provider to brokerage firms, financial institutions, energy traders, and hedge funds nationwide. We specialize in providing our services for the trading of energy derivatives. Substantially all energy derivatives we have brokered in the past were natural gas derivatives. We are providing below a summary of elements describing and impacting our industry to enhance your understanding of our business.


INDUSTRY

The markets for energy commodities trading include trading in both physical commodities contracts and derivative instruments -- instruments that derive their value from an underlying energy commodity or index -- across a wide variety of commodities, including crude oil, natural gas, electricity or power, coal, chemicals, weather and emissions. Derivative instruments provide a means to manage exposure to price risk, asset portfolio allocation, speculation or arbitrage. Contracts for physical commodities allow counterparties to contract for the delivery of the underlying physical asset.

Most of the following discussion will specifically address the natural gas derivatives market. However, we believe that most of the elements of this discussion apply to other energy derivative markets as well.

Natural-gas derivatives

Natural gas derivatives are characterized by its underlying commodity (natural gas), the term of the contract, and the settlement, which can require physical delivery or financial settlement. The natural gas derivatives with the most liquidity are those with shorter settlement or expiration dates (less than three months). Derivatives with longer settlement or expiration dates are also larger in dollar volume and are not as liquid, requiring more extensive resources to find potential counterparties. Accordingly, these derivatives tend to generate higher brokerage transaction fees.

Natural gas is an actively traded commodity. Natural gas derivatives are primarily traded based upon the location to which they are delivered ("hub"). The Henry Hub, located in Louisiana, is the most widely-used pricing point for natural gas derivatives in the United States.

Market Participants

Financial institutions, including bank brokerage houses and hedge funds as well as eligible individual traders use natural gas derivatives market to weigh their risk and rewards in: 1) a balanced portfolio asset allocation without investing in the physical asset, and 2) speculate on the price movement of natural gas prices or the related derivatives. Natural gas producers, natural gas distributors and large natural gas consumers will use natural gas derivatives market to manage their exposure to future price movements for certain quantity, time and delivery location, and sometimes, with an expectation that the derivatives would ultimately provide a financial gain.

Types of Natural Gas Derivatives Markets

There are two types of natural gas derivative markets -- the futures market and the over-the-counter ("OTC") market.

Futures Market

Most of the transactions on the natural gas futures market are made through an exchange, such as New York Mercantile Exchange ("NYMEX") and Intercontinental Exchange ("ICE").

The trading of natural gas futures is conducted either on an electronic platform or on an open-outcry trading floor. Prices are established publicly either on a screen or on the floor by participants posting bids, or buying indications, and offers, or indications to sell.

Futures and options are two derivatives available to trade on a futures market. Futures consist of a contract to buy or sell a certain quantity of natural gas, for example, during a specified month and are settled through either physical delivery or cash settlement. Options consist of a right, but not an obligation, to buy or sell a futures contract at a certain price.

OTC Market

Over-the-counter, or OTC, is a term used to describe trading activity that does not take place on a regulated exchange.

Several derivatives are available for trade on the OTC market, such as forwards and swaps, spreads, basis options, and options.

Forwards are negotiated agreements between counterparties to deliver a specified quantity of natural gas, on a specified date, and at a specified location.

Swaps are contracts between the holders of two different assets with differing risk and performance profiles in which the risk or performance characteristics are exchanged. Swaps may be settled against the future price of a single commodity or against an index of commodity prices.

Spreads are the simultaneous purchase and sale of forward contracts for different months, different commodities or different grades of the same commodity.

Basis options are contracts that allow counterparties to swap the physical or financial delivery of natural gas commodity between two different delivery points.

Options traded on the OTC market, unlike those traded on the futures market, are contracts that convey to the buyer the right, but not the obligation, to require the seller to make or take delivery of a stated quantity of natural gas at a specified price. Options may also be settled in cash, based on the difference between the market price of, for example, natural gas and the price of the commodity specified in the option.

Besides the types of derivatives traded on those markets, there are several inherent differences between them. For example, the futures market is primarily conducted through an open-outcry market, such as NYMEX, which imposes physical limitations on the number of participants who can trade at the same time. Accordingly, membership on such exchanges becomes a commodity of its own and may require significant resources. The types of derivatives traded on the OTC market are not standardized such as those used on the futures market. Therefore, when one counterparty wants to enter into OTC derivatives transactions, the use of a broker facilitates the search for another counterparty. The OTC-based transactions tend to generate higher brokerage fees due to extensive involvement of a broker.

However, there is a significant similarity between these natural gas derivatives markets in that they lack transparency for the participants, unlike the equity market. Counterparties to a natural gas derivative transaction are unaware of all offers available on either market at any given time under current conditions.

Trends

We believe that several factors will impact the natural gas derivatives market in the future:

     o Natural gas options as asset class: new market participants, such as hedge funds, and institutional investors, such as pension plans, are taking a greater interest in the returns afforded by natural gas derivatives and the asset diversification opportunities it provides.

     o Lesser credit risk using the OTC market: since 2002, natural gas derivatives feature cleared OTC contracts. Cleared OTC contracts allow participants to limit counterparty credit risk and lower the amount of capital required to trade.

     o Larger number of new entrants: both factors have increased the number of market participants in the natural gas derivatives market which improves its liquidity.

     o Need for higher transparency in the natural gas derivatives market: the natural gas derivatives market lacks transparency when compared to other markets, such as the equity market. The participants, who are enjoying such transparency in other markets, are requesting the same level of transparency in the natural gas derivatives market without obtaining it with the currently available solutions.

Current Solutions to Natural Gas Derivatives Market

The current solutions offered to natural gas derivatives market vary widely.

Some brokerage firms offer only services for the futures market or the OTC markets, but not both. This restricts the choice of market participants who combine futures and swaps, for example, in their hedging or investment strategy which are not traded on the same markets. If dealing with brokers who only offer services on one of the markets, the market participants are forced to use more than one broker, which creates further lack of market transparency, inefficiencies in the use of resources as well as ineffectiveness in timely trading.

Other brokerage firms offer services on both markets, but most do not have the intent or the resources to address the current lack of transparency and liquidity in the energy derivatives market by using an electronic platform, for example.

While exchanges are used primarily for the futures market, they are also used for clearing OTC trades. However, none of the larger exchanges provide sufficient support for derivatives trading on the OTC market, which reduces the liquidity of such market. Additionally, exchanges do not offer brokerage services which facilitate the search for counterparties.

We also believe that this lack of transparency applies to most other energy derivatives markets.

Other Elements of the Natural Gas Derivatives Market

The energy natural gas derivatives market is also impacted by the following elements:

Trading volumes are driven primarily by the degree of volatility in the energy derivatives market. However, if the volatility of the price of natural gas or related derivatives is too high, some of the market participants will wait that it declines before entering into transactions, which reduces trading volumes.

Worldwide geopolitical conditions impact the perceived or real supply or demand of a particular energy commodity.

Unexpected weather conditions, such as hurricanes in the Gulf Coast or milder or colder weather in the Northeast United States, impact the perceived or real supply or demand of a particular energy commodity. While hurricanes have recently become more expected, their unpredictable strength and trajectory increase the volatility of energy commodities market.

The delivery of energy commodities, such as natural gas, is generally seasonal. In parallel, the trading volume of the energy derivatives market, which historically has been higher during the winter and the summer, has been recently skewed by the larger number of entrants in the market as well worldwide geopolitical events and unexpected weather conditions.

Our Solutions

We understand that the participants in the energy derivatives market have various investment needs, some of which may be as simple as trading speculative futures, but most need a brokerage firm to provide the access to a larger amount of counterparties with the highest transparency possible. We provide the following services to our clients:

     o OTC energy derivatives brokerage. Once we receive an order to trade an OTC market derivative from a client, we find through our network the appropriate counterparty for such trade. We also offer our services for lesser used derivatives such as "swaptions", which terms slightly vary from an option for swaps;

     o Energy futures derivatives services on the floor of the NYMEX, which was launched in April 2004. Such services are provided through an affiliate, Capital Energy Services LLC ("CES");

     o We have completed the initial phase of OPEX, which is an electronic brokerage platform automating the energy derivatives between counterparties. Before we can mass market OPEX, we intend to complete its integration with NYMEX ClearPort as well as our confirmation system. We believe that OPEX will significantly improve the liquidity and transparency of natural gas and other energy derivatives market by increasing number of participants in a market in which they receive real-time market data, and;

     o We also complement our fee-based services with derivatives valuation and mark to market services. At the request of several of our existing clients, and based on our experience and knowledge of the markets as well as wide network of counterparties, we can periodically assist our clients in valuing their positions in the natural gas derivatives market. Currently, we provide this service without additional charge. We believe that the demand for this service from market participants will increase possibly creating new revenue opportunities.

Those solutions can be applied to the trading of other energy derivatives as well. Additionally, the combination of those services provide for larger choice of investment opportunities for participants in the energy derivatives market, including natural gas.

Generally, the nature and mechanics of our business is to inquire of our clients their needs in the trade of energy options, swaps, and futures. Once we understand their needs: in the case of NYMEX futures or options, the trade is presented on the NYMEX through CES; and in the case of OTC swaps and options, we inquire of other clients whether they are interested in participating in such transaction. Once the counterparties agree on a certain trade, we match the counterparties and consummate the trade by (i) in the case of a bilateral OTC trade, confirming the details of the executed trade with both counterparties or
(ii) in the case of a cleared trade, submitting such trade to an exchange.

Presently, OTC brokerage is facilitated by brokering trades between our clients via telephone and electronic messaging, often referred to as voice brokerage. By building a relationship with our existing and potential clients, our brokers learn about their interests and opportunities they are seeking. We intend to combine traditional voice brokerage with electronic trading by offering a hybrid combination of voice and electronic transactions; clients will be able to move between voice and electronic trading with no loss in liquidity. Our clients will be able to transact in the same markets, regardless of whether or not they entered orders electronically or through a broker. We aim to provide a bridge between OTC Options and Electronic trading. This bridge is provided by our OPEX trading platform.

Central to OPEX is the trade-matching engine, which is designed to facilitate real-time trading of derivative products irrespective of a particular market. Based on our experience in trading and brokering OTC swaps and options, we devoted significant attention was given to the user experience and user-interface ergonomics. In designing the system, we were cognizant of the way traders currently execute their trades and how they could comfortably transition to an electronic trading platform. The outcome is a graphical user interface that is both simple and intuitive to use.

OPEX's trading platform (for which there are pending patents) was designed with the aid of professional options traders to facilitate strategies that are currently executed on the OTC, commodity and equity exchanges. The user can customize the system to execute various options trading strategies. We believe that OPEX will be commercially available in the second half of 2006.

Strategy

We intend to employ the following key strategies to achieve our goal of being a leading facilitator of energy derivatives:

     o Increase revenues from existing and new clients by offering OPEX, which could automate some of the transactions now handled by voice brokerage and provide more pertinent market information to our clients, improving the liquidity and transparency of the energy and natural gas derivatives market;

     o Expand the number of clients who actively trade in the energy derivatives market, including natural gas, who become "market-makers" and facilitate our search of counterparties for more complex derivatives traded on the OTC market;

     o Significantly expand our depth in product offerings of other energy derivatives products such as crude oil derivatives; and

     o Develop new strategic relationships, such as marketing and technical relationships with exchanges, which will allow us to market their new solutions to our clients as well as integrate our technology with theirs.

HOW WE GENERATE REVENUES

We generate revenues by charging commissions fees based on the OTC market transactions we submit for trading on behalf of our clients. Our fees for brokerage services for options and swaps are up to $5.00 per 10,000 million British thermal units (mmBtu) of natural gas per contract. Our fees are earned on the date of the trade. We anticipate that, initially, our fees in connection with the use of OPEX for options and swaps will be less than $5.00 per 10,000 mmBtu of natural gas per contract.

We also receive incentives from ICE and NYMEX. The incentives are earned based on a percentage of the total revenues received by the exchange attributable to our volume of OTC market transactions submitted to the respective exchanges. For example, under the incentive program offered by NYMEX, 25% of the revenues from NYMEX ClearPort are allocated to an intermediary incentive pool. At the end of each month, the qualifying intermediaries, including us, receive their pro-rata share based on the volume for which they were responsible. There is no minimum volume requirement in order to participate. Under the incentive program offered by ICE, we receive 50% of the revenues earned by ICE from the transactions we have submitted to them. There is no minimum volume requirement in order to participate in such incentives.

Furthermore, through CES, we generate revenues from the futures market, which are commission fees based on transactions they broker on behalf of their clients. In return for such revenues from CES, we assume all expenses associated with the futures market incurred by CES, including brokerage commissions paid by CES to its employees. The transactions facilitated by CES consist mostly of options and futures contracts on natural gas, which fees ranged between $1.00 and $1.50 per 10,000 mmBtu of natural gas, per contract.

HOW WE MARKET OUR SERVICES

We market our brokerage services through our broker-employees. We market our services by providing information on specific transactions or market conditions to our existing and prospective clients. For example, we provide a daily report of most notable trades and an analysis of the forward six-month volatility of natural gas and crude oil derivatives to almost 200 trading desks. Our broker-employees conduct their sales activities from our office facilities in Briarcliff Manor, New York and on the floor of the NYMEX. We will market our OPEX system primarily by providing demonstrations, training, sales events, and sales collateral to our existing and potential clients.

HOW WE OPERATE

Our OTC brokerage operations are conducted from our Briarcliff Manor, New York, office and our floor operations are conducted from the floor of the NYMEX. We have 10 employees at the Briarcliff Manor location, and 3 employees at the NYMEX location who interact heavily with our existing and potential clients. Generally, the nature and mechanics of our business is to inquire of our clients needs in the trading of energy derivatives. Once we understand their needs: in the case of futures market derivatives, the trade is presented on the NYMEX through CES; and in the case of OTC market derivatives, we inquire of other clients whether they are interested in participating in such transaction and facilitate the negotiation and conclusion of an agreement between counterparties. Once the counterparties agree on a certain trade, we match the counterparties and consummate the trade by (i) in the case of a bilateral OTC trade, confirming the details of the executed trade with both counterparties or
(ii) in the case of a cleared OTC trade, submitting such trade to an exchange.

Recently, we have leveraged our employees located at NYMEX, who typically handle futures transactions, to find counterparties for OTC transactions.

We rely heavily on communication technology to interact with our clients, whether by phone, e-mail, and/or instant messaging. We anticipate that, in the future, we will further rely on Internet based communications for the operation of OPEX.

We keep abreast of conditions in the natural gas trading market by receiving information using a combination of technology, such as analytics software as well as market data services, relevant business news from different wire services and traditional broadcast as well as leveraging the presence of our employees on the NYMEX floor.

BUSINESS ALLIANCES

In April 2004, we entered into a Master Services Agreement with CES. Edward J. O'Connor, our President, is a shareholder of CES. Kevin P. Cassidy, our Chief Executive Officer is also a shareholder of and managing director of CES. This agreement enables us to realize the benefits of brokerage services offered on the floor of the NYMEX. Only NYMEX members may offer brokerage services on the floor of NYMEX. For a corporation to become a member of NYMEX, it must either 1) purchase two seats on NYMEX, or 2) be beneficially owned by an individual who has purchased or leased a seat on NYMEX. We are not beneficially owned by an individual, so the second method of obtaining membership was not available to us. With regard to the first method, the current market value of a seat on NYMEX is approximately $3.6 million, so membership would have cost us approximately $7.2 million. Accordingly, by entering into this agreement with CES, we were able to more efficiently use our resources instead of making the large investment of purchasing seats on the NYMEX. Additionally, we could leverage CES' experience in floor brokerage as well as selling our services to CES' client base. We provide CES with marketing and brokerage support services for the NYMEX business. We agreed to pay CES (a) a minimum fixed annual fee of $50,000 payable in 24 bi-monthly installments of $2,083, for the duration of the contract and (b) a deferred payment of $1,525,000. During April 2005, CES assigned its rights to the Company's liability of $1,525,000 equally to Edward O'Connor and Kevin Cassidy.

CES will make monthly payments to us equal to (a) the gross receipts of the floor business, which consists of commission fees on natural gas future transactions less (b) brokerage expenses less the amount of the bimonthly fees paid. If gross receipts in any month are less than brokerage expenses less the amount of the bimonthly fees paid, we pay the difference to CES.

CLIENT CONCENTRATION

One of our clients, Bank of Montreal, accounted for 18% and 10% of our revenues during 2005 and 2004, respectively.

COMPETITION

The natural gas derivatives market has many competitors involved in the brokering of natural gas options. Capital investment for entry into the market is low. Accordingly, a number of small brokerage firms flourish along side of larger more established brokerage firms such as Cantor Fitzgerald, L.P., MAN Group PLC and ICAP PLC.

There are several other well-financed companies who do or may compete with us. In the OTC natural gas derivatives market, our competitors include Amerex Natural Gas Ltd., Choice Energy LP, G.A. Options, MAN Financial, Inc. FIMAT Internationale Banque, S.A., TFS, Inc Tullet Natsource, Inc. In the futures natural gas derivatives market, our competitors include Clarion Trading, SCS Trading Corp., and ICAP PLC. When we implement OPEX, we anticipate that our potential competitors will include NYMEX, ICE, eSpeed and the Chicago Mercantile Exchange. To date, we do not believe any one company has achieved a dominant position.

With the advent of OTC cleared options, we and other OTC brokers have been able to capitalize on this opportunity by using the newly available clearing mechanisms to match previously unmatchable counterparties. With lesser credit concerns resulting from the wider adoption of OTC clearance, it allows more liquidity in the energy derivatives market.

We currently use the traditional OTC broker approach whereby client contact is initiated over the phone and on the Internet instant messaging systems, as do the majority of our competitors. Instead of continuing to compete using the same methodology similar to our competition in our niche market, the OPEX platform will let our clients interact directly with each other, bypassing the traditional brokerage intermediary, with faster and more accurate execution. We believe that this platform will allow us to compete more favorably. We believe that OPEX will be commercially available in the second half of 2006.

As the emerging market for electronic energy derivatives develops, more competitors are likely to emerge.

We believe that the principal competitive factors in our market include:

     o    Access to a large number of financially-sound participants;
     o    Timeliness in finding willing counterparties;
     o    Client service and support;
     o Service functionality, quality and performance of the electronic trading system;
     o    Ease of use, reliability and security of electronic trading system;
     o    Establishing a significant sales force;
     o    Ability to introduce new products to the market in a timely manner;
     o    Pricing.

We currently differentiate from the competition by offering access to natural gas derivatives on both the futures market and the OTC market. We also differentiate by offering derivatives products, such as swaptions which are not offered by other brokerage firms. Furthermore, we have a number of blue-chip clients which actively and regularly trade in this market which facilitates our search of counterparties and allows us to trade quickly on behalf of our clients. Once OPEX is mass-marketed, we will differentiate from our competitors by offering a higher level of liquidity and transparency in the natural gas derivatives market which may extend to other energy derivatives markets as well.

EMPLOYEES

We currently have 13 full-time employees. The Company also has a consultant who serves as the Chief Technology Officer, and a consultant who serves as our Chief Financial Officer. The number of employees that the Company intends to hire is dependent on our clients' needs and the infrastructure required to support such needs. We believe that our relationship with our employees is good.

PATENTS, TRADEMARKS AND LICENSES

On March 1, 2001, we were assigned rights to a patent pending for a system and method for real-time trading over a computer network from Mark A. Nordlicht, Yechiel Abraham Zucker, Howard A. Feder and David Boim. This patent is pending as of the date of this Annual Report on Form 10-KSB. Mr. Nordlicht is our Chairman and Mr. Zucker is our Executive Vice President.

On August 10, 2001, we were assigned rights to a patent pending for a system and method for trading selectable market transactions over a network from Mark A. Nordlicht. This patent is pending as of the date of this annual report.

We have registered a trademark for "Optionable" and use OPEX as a service mark.

Although we have several patents pending which relate to our electronic trading system, we do not solely depend on those patents to protect our intellectual property. Furthermore, the benefit that would be afforded by those patents has not been relied upon in our business plan, although we do feel that the patents would benefit our position in the marketplace. We have taken various steps to protect our intellectual property including non-disclosure agreements, confidentiality agreements and other general precautions taken to keep the information confidential.

RESEARCH AND DEVELOPMENT

We incurred approximately $450,000 and $116,000 in expenses on research and development during 2005 and 2004. We resumed in late 2004 our research and development efforts to complete the OPEX system and intend to enhance its features and functionalities.

GOVERNMENT REGULATION

The OTC brokerage business is not officially regulated. However, we have given notice to the Commodity Futures Trading Commission ("CFTC") of our intention to operate the OPEX electronic trading platform as an Exempt Commercial Market. Exempt Commercial Markets are subject to certain information access rules established by the CFTC.

The futures derivatives market in which our affiliate, CES, operates is regulated by the CFTC and National Futures Association.


ITEM 2. DESCRIPTION OF PROPERTY

We  lease  our  executive  offices  located  at 555  Pleasantville  Road,  South
Building, Suite 110, Briarcliff Manor, NY 10510. The offices consist of approximately 2,930 square feet.

The lease commenced on October 30, 2001, and it expires in January 2007. The annual rent is $66,817 payable in monthly installments of $5,568. We also pay our proportionate share of any increase in real estate taxes or common area maintenance charges.

We believe our space is adequate for our current and foreseeable future operations.


ITEM 3.         LEGAL PROCEEDINGS

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES


Our common stock is quoted on the Over-the-Counter Bulletin Board operated by the National Association of Securities Dealers, Inc. Our shares are listed under the symbol "OPBL."


The following table sets forth, for the fiscal quarters indicated, the high and low closing prices per share of our common stock as reported on the
Over-the-Counter Bulletin Board. The quotations reflect inter dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.


       Year Ended December 31, 2005            High                    Low
       ----------------------------            ----                    ---
         First Quarter                          N/A                    N/A

         Second Quarter                         N/A                    N/A

         Third Quarter                         1.25                   1.00

         Fourth Quarter                        1.40                   0.85





At March 7, 2006, the closing price for our common stock was $0.95.

At March 7, 2006, there were 51,406,431 shares of our common stock issued and outstanding as well as 791,000 options and 550,000 warrants outstanding. There are approximately 43 stockholders of record at March 7, 2006. During the last two fiscal years, no cash dividends have been declared on our common stock and management does not anticipate that dividends will be paid in the foreseeable future.

Equity Compensation Plan Information

Optionable, Inc.   2004 Stock Option Plan and warrants issued for services

                           Number of securities               Weighted-average          Number of securities
                           to be issued uponexercise          price of                  remaining available for
                           exercise of outstanding            outstanding options,      future issuance under
                           options, warrants,                 warrants, and rights      equity compensation
                           and rights                                                   plans ( excluding
                                                                                        securities reflected in column (a))

                                     (a)                                (b)                      (c)
Equity compensation plans

approved by security holders        791,000                             $0.21                   6,709,000

Equity compensation plans not

approved by security holders        550,000                              0.20                           -
                                  ---------                              ----                   ---------
Total                             1,341,000                             $0.21                   6,709,000

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION OVERVIEW AND PLAN OF OPERATIONS

In recent years, the energy trading industry changed drastically. Long a volatile industry, high profile bankruptcies, such as Enron, sparked a flight of capital and a lack of confidence in the financial position of energy related market participants, which forced energy companies to depart the energy derivatives trading markets. We believe that the flow of investment out of energy trading markets was mostly felt during 2003. During 2004 and 2005, we have observed a higher level of participants within the financial institutions and hedge fund community committing capital to energy trading, which has increased the level of volume within the energy trading markets. Such higher level of participation has also increased our revenues, net income, and cash flow from operating activities which has improved our financial condition. We also believe that we will need to continue to increase our research and development expenditures in the foreseeable future which would be financed by our cash flows from operations.

We are developing our electronic trading system, OPEX. We had temporarily discontinued such efforts in 2003 and resumed them in late 2004. We have substantially completed the development of the initial version of OPEX. We will actively market its use once we finalize its integration with NYMEX ClearPort, enable its electronic confirmation and billing system, and ensure that all transactions entered in OPEX are properly processed. We believe this will occur in the second half of 2006. We anticipate that we will continue to invest in research development for the foreseeable future to at least comparable level of expenditures we incurred during 2005, which is approximately $500,000. We believe that the marketing costs associated with the initial launch will be at least $100,000.

We believe that a majority of our futures and OTC related revenues will continue to be generated through voice-brokerage for the foreseeable future. Once OPEX is commercially launched, we expect that revenues generated through OPEX will constitute a small but growing portion of our revenues.

We expect that our cost of revenues will increase in the foreseeable future as a result of the new 50-month employment contract we entered with Kevin Cassidy which provides fixed and variable compensation exceeding the amounts we paid him as a consultant. For example, Kevin Cassidy's fixed compensation will gradually increase from the $215,000 we paid him as a consultant to $350,000 by 2009. Additionally, Kevin's Cassidy's employment agreement provides that beginning with the first month of the quarter in which the amount payable to Kevin Cassidy is fully paid, he will be paid additional cash compensation amounting to 5% of our gross revenues and stock compensation amounting to 2% of our gross revenues. Furthermore, we will issue options to Kevin Cassidy equal to 20% of the number of shares of common stock issuable under warrants which become exercisable pursuant to any Order Flow Agreements (Order Flow Agreements are the agreements under which we issue warrants to a firm based on the volume of orders the firm placed with us). Finally, we will issue to Kevin Cassidy 5,000 options each time a firm registers with and executes its first 10,000 lots on our OPEX platform. The total number of such options will be limited to 2,500,000.

This discussion and analysis of our financial condition should be read in connection with our financial statements and accompanying notes thereto for the fiscal year ended December 31, 2005, including without limitation the information set forth under the heading "Critical Accounting Policies and Estimates".


            Results of Operations

                                                                                                Increase/        Increase/
                                                                For the Year Ended             (Decrease)       (Decrease)
                                                                   December 31,                 in $ 2005        in % 2005
                                                             2005               2004             vs 2004          vs 2004
                                                         --------------    ---------------    --------------    ------------
Brokerage fees                                             $ 3,085,296        $ 1,885,489       $ 1,199,807           63.6%
Brokerage fees-related party                                 1,981,560          1,011,014           970,546           96.0%
Incentives                                                     738,558            597,734           140,824           23.6%
                                                         --------------    ---------------    --------------    ------------
Net revenues                                                 5,805,414          3,494,237         2,311,177           66.1%

Cost of revenues                                             2,264,110          1,614,073           650,037           40.3%
Cost of revenues-related party                                 856,763            466,610           390,153           83.6%
                                                         --------------    ---------------    --------------    ------------
                                                             3,120,873          2,080,683         1,040,190           50.0%

Gross profit                                                 2,684,541          1,413,554         1,270,987           89.9%

Operating expenses:
  Selling, general and administrative                          695,718            776,908           (81,190)         -10.5%
  Research and development                                     450,488            116,520           333,968          286.6%
                                                         --------------    ---------------    --------------    ------------
     Total operating expenses                                1,146,206            893,428           252,778           28.3%

     Operating income                                        1,538,335            520,126         1,018,209          195.8%

  Other income (expense):
  Gain on extinguishment of debt                                     -            238,282          (238,282)        NM
  Interest income                                               21,548              1,836            19,712         1073.6%
  Interest expense-related parties                            (300,319)          (276,471)           23,848            8.6%
                                                         --------------    ---------------    --------------    ------------
                                                              (278,771)           (36,353)          242,418         NM

Net income                                                 $ 1,259,564          $ 483,773         $ 775,791          160.4%
                                                         ==============    ===============    ==============    ============

NM:  Not meaningful

RESULTS OF OPERATIONS

Revenues

Revenues consist primarily of fees earned from natural gas derivatives transactions and related incentives arrangements. The increase in brokerage fees during 2005 when compared to 2004 is primarily due to an increase in the brokerage fees resulting from increased volume of transactions of natural gas derivatives traded on the OTC market on behalf of existing clients. The increase in brokerage fees-related party during 2005 when compared to 2004 is primarily due to our futures market operations launched in April 2004, of which a full year was reported during 2005 and nine months were reported during 2004 and, to a lesser degree, an increase in brokerage fees resulting from higher volume of natural gas derivatives traded on the futures market on behalf of our clients. The increase in incentives earned pursuant to agreements with two exchanges was due to a higher volume of transactions handled by us on such exchanges, slightly offset by a decrease of the incentive rate offered by NYMEX.

Cost of revenues

Cost of revenues consists primarily of compensation of personnel directly associated with handling the natural gas derivative transactions on behalf of our clients as well as expenses associated with our floor brokerage operations. The increase in cost of revenues and cost of revenues-related party during 2005 when compared to 2004 is primarily attributable to increased commissions paid to our brokers resulting from higher brokerage fees we earned. Additionally, the increase in cost of revenues-related party during 2005 when compared to 2004 is also attributable to increase in costs associated with having a full year of futures market operations during 2005 and nine-months of operations during 2004.

Selling, general, and administrative expenses

Selling, general, and administrative expenses consists primarily of compensation of personnel supporting our operations as well as professional fees, such as legal fees, incurred to handle certain matters which occur during the course of operations. The decrease in selling, general, and administrative expenses of approximately $80,000 during 2005 when compared to 2004 is primarily attributable to a decrease in legal fees incurred in connection with a dispute related to our contract with the software development firm hired to develop our electronic trading system. This dispute was settled in early 2004.

Research and development

Research and development expenses consist primarily of compensation of personnel and consultants associated with the development of our automated electronic trading system. The increase in research and development expenses during 2005 when compared to 2004 is primarily due to the resumption of our OPEX research and development efforts in late 2004 and the continuation of these efforts during 2005.

Interest expense to related parties

Interest expense to related parties consists of interest charges associated with amounts due to related parties, Mark Nordlicht, our Chairman, Kevin Cassidy, our Chief Executive Officer, and Edward O'Connor, our President. Interest expense to related parties has remained consistent during 2005 and 2004.

Gain on extinguishment of debt

Gain on extinguishment of debt consists of gain resulting from the one-time settlement of professional fees owed to our former legal counsel. The settlement occurred during 2004 and no such settlement occurred during 2005.


LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our operations primarily from proceeds of notes payable to Mark Nordlicht, our Chairman and one of our principal stockholders, through a private placement of our common stock, and, more recently, from cash generated from operating activities.

During 2005, we generated cash of approximately $1.4 million from operating activities, primarily resulting from:

     o net income of approximately $1.3 million, adjusted for non-cash interest expense and the fair value of warrants issued to Kevin Cassidy, our Chief Executive Officer of approximately $300,000 and $160,000, respectively;

     o    an  increase  in  accounts   receivable  of  approximately   $130,000,
          resulting from an increase in related revenues;

     o an increase of $150,000 in other receivable, resulting from our funding of security deposits held for the benefit of the NYMEX and a clearing house, to facilitate the trading of futures transactions we submit on behalf of our clients;

We used our cash generated from operating activities to make principal repayments of approximately $200,000, $50,000 and $180,000 on amounts due to Kevin Cassidy, our Chief Executive Officer, Edward O'Connor, our President and former Chief Executive Officer, and to Mark Nordlicht, our Chairman of the Board, respectively.

During 2004, we generated cash flows from operations of approximately $120,000 in our operating activities, primarily resulting from:
     o Our net income of approximately $500,000, adjusted by a non-cash interest expense of approximately $203,000, the forfeiture of officers' compensation of $375,000, and a gain on extinguishments of debt of approximately $240,000;
     o an increase in accounts receivable of approximately $130,000, resulting from an increase in related revenues;
     o an increase in due from related party of approximately $300,000, resulting from an increase in related revenues;
     o an increase in incentives receivable of approximately $130,000, resulting from an increase in related revenues;
     o a decrease in accounts payable and accrued expenses of approximately $560,000 primarily resulting from the settlement of amounts due to our former outside counsel and to a software developer; and
     o an increase in accrued compensation of approximately $330,000, resulting from an increase in commissions related to higher revenues.

     We funded our cash used in operating activities by generating proceeds of approximately $1.3 million from the issuance of shares of our common stock and by generating proceeds of $350,000 from the issuance of a line of credit and a note payable to Mark Nordlicht. We also satisfied notes payable of $800,000 to Mark Nordlicht.

     We believe that the employment arrangement with our new Chief Executive Officer, Kevin Cassidy, may decrease our cash flows from operating activities if our revenues decrease or if we are unable to increase our revenues in an amount sufficient to cover the additional cash compensation we will pay to Kevin Cassidy. Kevin Cassidy's fixed compensation will gradually increase from the $215,000 we paid him as a consultant to $350,000 by 2009. Additionally, Kevin's Cassidy's compensation agreement provides that beginning with the first month of the quarter in which the amount payable to Kevin Cassidy is fully paid, he will be paid incremental cash compensation amounting to 5% of our gross revenues.

     During January 2006, we paid $600,000 to reduce our debt to Kevin Cassidy, Edward O'Connor, and Mark Nordlicht.

We believe that our office facilities and equipment will be sufficient to meet our needs for the foreseeable future. Accordingly, we anticipate that our capital expenditures over the next twelve months will not be significant.

We believe that our cash available and estimated cash flows from operations in 2006 will be sufficient to meet our obligations when they become due.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of significant accounting policies is included in Note 3 of the accompanying audited financial statements for the year ended December 31, 2005. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition. Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for us include revenue recognition.


REVENUE RECOGNITION

Revenue is recognized when earned. Our revenue recognition policies are in compliance with the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 104 "Revenue Recognition". The application of SAB No. 104 requires us to apply our judgment, including whether our clients receive services over a period of time.

We generally invoice our clients monthly, for all transactions which have been executed during such month. Revenues are recognized on the day of trade-trade date basis. Our revenues derive from a certain predetermined fixed fee of the transactions we execute on behalf of our clients. The fee is based on the volume of financial instruments traded. We base our fees on oral and written contracts and confirm the fees in writing upon the execution of each transaction.

We also receive incentives from NYMEX and ICE for the volume of OTC transactions we submit to their clearing platforms on behalf of our clients. The incentives are based on a percentage of the total revenues received by the exchange attributable to our volume of transactions submitted to the respective exchanges. We also apply our judgment when making estimates monthly of such incentives based on the volumes of transactions submitted to the respective exchanges and the exchanges' published revenues by type of transaction.

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

2) Delivery has occurred or services have been rendered. Under arrangements with both exchanges, the incentives are earned on the day we submit transactions to the respective exchanges based on the revenues generated from such transactions and are no longer subject to minimum volume of transactions to the respective exchanges. We account for all transactions submitted to each exchange on a daily basis. Accordingly, we are able to determine when the incentives are earned based on the date we submit transactions to the exchanges. We have no other obligations to the exchanges to earn the incentives;

3) "Seller's" price to the buyer is fixed or determinable. Based on the incentive program terms of each exchange, their published prices for the type of transactions we submit to them, and our transactions records, we are able to determine an estimate for the revenues each exchange earns in connection with the transactions it submits, and accordingly, the amount, if any of the incentives we earn in connection with such transactions; and

4) Collectibility is reasonably assured. Both exchanges have paid us timely during 2005 for incentives earned in the prior quarter. We have no knowledge that they do not intend to pay these incentives, if earned, in the future. Furthermore, we intend to enforce the payment of any incentives receivable under the incentive programs.

Certain risk factors which may impact our business, results of operations and financial condition

Our business plan relies on market acceptance of our OPEX system, which has not been commercially launched, to increase our revenues.

While we are presently engaged primarily in voice brokerage, our business plan calls for OPEX to be a major contributor to our success. We must continue to grow our revenues through our existing services and by gaining market acceptance of our OPEX system when it is commercially launched. When OPEX system is commercially launched, we must gain market acceptance of the OPEX system with our existing and potential clients to achieve acceptable revenue growth. However, OPEX might not be successful when it is launched. Our failure to fully launch OPEX may have a material negative effect on our financial prospects.

Our quarterly financial results will continue to fluctuate making it difficult to forecast our operating results.

Our quarterly operating results have fluctuated in the past and we expect our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are beyond our control, including the following: geopolitical events, weather, perceived supply and demand imbalances, and the number of trading days in each quarter

We have historically lost money and our losses may continue in the future, which may cause us to curtail our current operations and our development and implementation of OPEX.

We have incurred losses through fiscal 2004 and have since become profitable. We may again operate at a loss in the future and we cannot assure you that we will be successful in maintaining positive cash flow and profitable operations. Accordingly, our ability to operate our current business and implement OPEX may be hampered by negative cash flows and liquidity problems in the future, and the value of our stock may decline as a result. For example, in the past, we suspended the development and implementation of OPEX for a year, in part because of our negative cash flow.

Our pricing model for OPEX services is unproven and may be less than anticipated, which may harm our gross margins.

The pricing model of our OPEX services may be lower than expected as a result of competitive pricing pressures, promotional programs and clients who negotiate price reductions in exchange for longer term purchase commitments or otherwise. Our pricing model depends on the specific requirements of the order, purchase volumes, the sales and service support and other contractual agreements. We expect to experience pricing pressure and anticipate that the average selling prices and gross margins for our products may decrease over product life cycles. We may not be successful in developing and introducing on a timely basis new products with enhanced features and services that can be sold at higher gross margins.

The terms of the employment agreement with our new Chief Executive Officer may erode our profitability and dilute the price our shareholders could receive in the event another company acquires us.

We believe that the employment arrangement with our new Chief Executive Officer, Kevin Cassidy, may decrease our profitability and cash flows from operating activities if our revenues decrease or if we are unable to increase our revenues in an amount sufficient to cover the additional cash and stock-based compensation we will pay to Kevin Cassidy. Kevin Cassidy's fixed compensation will gradually increase from the $215,000 we paid him as a consultant to $350,000 by 2009. Also, Kevin Cassidy's compensation agreement provides that beginning with the first month of the quarter in which the amount payable to Kevin Cassidy is fully paid, he will be paid additional cash and stock-based compensation amounting to 5% and 2%, respectively, of our gross revenues. Furthermore, we will issue options to Kevin Cassidy equal to 20% of the number of shares of common stock issuable under warrants which become exercisable pursuant to any Order Flow Agreements (Order Flow Agreements are the agreements under which we issue warrants to a firm based on the volume of orders the firm placed with us). Finally, we will issue to Kevin Cassidy 5,000 options each time a firm registers with and executes its first 10,000 lots on our OPEX platform. The total number of such options will be limited to 2,500,000.

In the event we are acquired by another company, we would have to pay to Kevin Cassidy up to approximately $650,000, which could reduce the amount our shareholders would have otherwise received as part of this potential acquisition.


We may face difficulties in transitioning our clients from voice brokerage to electronic trading or a combination of both.

By launching OPEX, we intend to retain existing clients and attract new clients to our services. Our experience in marketing and supporting electronic trading services is limited. We may need to supplement our existing staff with marketing and support personnel with more extensive experience in these areas, which would increase our operating expenses and cost of revenues. Additionally, management will need to expend significant time and resources to ensure a smooth transition from voice brokerage to electronic trading or a combination of both, which could distract management from maintaining or expanding our operations.

Existing clients may resist the transition to electronic trading. New and existing clients may be unsatisfied with the support we provide for electronic trading and may prefer continuing with voice brokerage or discontinue our relationship based on actual or perceived problems they experienced in using our services. The loss of new or existing clients could decrease the market acceptance of our products, harm our reputation and reduce our revenues from existing clients. This could have a negative effect on our business, operations, and financial condition.

We may face increased credit risks when expanding our client base and from volatile fluctuations in prices of natural gas and related derivatives.

One of our clients accounted for 18% of our revenues during 2005. On OTC transactions, we bill our services to both counterparties. Accordingly, if this client would not have entered into a portion or all of the OTC transactions in which they were involved, our 2005 revenues would have been lower. To mitigate our reliance on this client, we are attempting to expand our client base. In attempting to diversify and expand our client base, some of our new clients, such as hedge funds and individual traders, may have higher credit risks than certain of our existing clients, which are financial institutions. The financial positions of these new clients may impact our ability to collect our fees generated from the transactions we submit on their behalf. Additionally, volatile fluctuations in prices of natural gas and related derivatives may adversely impact the financial position of certain of our clients which may not have the resources to pay us for past services or may reduce the volume of transactions we would handle on their behalf in the future. This could have a negative effect on our business, operations, and financial condition.

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


Potential liability for infringement claims might deter clients from using our OPEX system.

We could be subject to intellectual property infringement claims by others. Potential clients may be deterred from using our OPEX system for fear of infringement claims. If, as a result, potential clients forego using our OPEX system, demand for our services and applications could be reduced which would harm our business. Claims against us, and any resulting litigation, should it occur in regard to any of our services and applications, could subject us to significant liability for damages including treble damages for willful infringement. In addition, even if we prevail, litigation could be time-consuming and expensive to defend and could result in the diversion of our time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims. Claims that we are infringing the intellectual property rights of third parties could have a negative effect on our business, revenues, financial condition and results of operations.

We may rely on strategic relationships to promote our OPEX system and for access to licensed technology; if we fail to develop, maintain or enhance these relationships, our ability to serve our clients and develop new features and functionalities could be harmed.

Due to the evolving nature of our industry, we may need to develop relationships to adapt to changing technologies and standards and to work with newly emerging companies with whom we do not have pre-existing relationships. For example, it may be important to our clients that OPEX integrates seamlessly with the technology used by exchanges. While we have a technology-sharing relationship with NYMEX, we do not have one with other exchanges to ensure such seamless meshing of our respective technologies as they now exist or as they may be enhanced in the future. We cannot be certain that we will be successful in maintaining or developing new relationships, technological or otherwise, or that such relationships will view them as significant to their own business or that they will continue their commitment to us in the future. If we are unable to maintain or enhance these relationships, we may have difficulty strengthening our technology development and increasing the adoption of our OPEX system.

If we fail to enhance our OPEX system by introducing new features and functionalities in a timely manner to meet changing client requirements and emerging industry trends or standards, our ability to grow our business will suffer.

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

We will not be competitive unless we introduce new features and functionalities to our OPEX system that meet evolving industry standards and client needs. In the future, we may not be able to address effectively the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards. The technical innovations required for us to remain competitive are inherently complex, require long development schedules and are dependent in some cases on sole source suppliers. We will be required to continue to invest in research and development in order to attempt to maintain and enhance our existing technologies and products, but we may not have the funds available to do so. Even if we have sufficient funds, these investments may not serve the needs of clients or be compatible with changing technological requirements or standards. Most development expenses must be incurred before the technical feasibility or commercial viability of new or enhanced services and applications can be ascertained. Revenue from future services and applications or enhancements to services and applications may not be sufficient to recover the associated development costs.

The technology underlying our OPEX system is complex and may contain unknown defects that could harm our reputation, result in product liability or decrease market acceptance of our services and applications.

The technologies underlying financial services and applications are complex and include software that is internally developed. Software products using these technologies may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. We may not discover software defects that affect our current or new services and applications or enhancements until after they are sold. Furthermore, because our services and applications are designed to work in conjunction with various platforms and applications, we are susceptible to errors or defects in third-party applications that can result in a lower quality product for our clients. Because our clients depend on us for digital media management, any interruptions could:

     o    damage our reputation;

     o    cause our clients to initiate product liability suits against us;

     o    increase our product development resources;

     o    cause us to lose revenues; and

     o    delay market acceptance of our products.


A significant portion of our revenues is from incentives from two U.S. exchanges. We may not receive those incentives in the future.

We receive incentives from ICE and NYMEX which accounted collectively for 13% of our revenues during 2005. The incentives are earned based on a percentage of the total revenues received by the exchange attributable to our volume of transactions submitted to the respective exchanges. The incentives are earned based on a written agreement with ICE expiring by June 2006 or earlier if our separate brokerage agreement with ICE is terminated. The incentives earned from NYMEX are based on a program offered to all brokers, traders, and energy traders initially launched in 2003. NYMEX has amended the terms of its initial incentive program by decreasing the incentive rate by 50%. NYMEX may amend the terms of the incentives or cancel this program at any time. ICE also may request that we amend the terms of our agreement. We may agree to some or all of any requested changes. Accordingly, we cannot guarantee that we will continue to receive the level of such incentives in the future, if at all. If we do not receive these incentives, our revenues will decrease.

We depend on our relationship with Capital Energy Services to maintain our futures market operations.

Our income from floor brokerage operations amounted to approximately $2.0 million during fiscal 2005. We depend on our relationship with CES to maintain or increase the profitability of such operations. Edward J. O'Connor, our President and a director, is a 50% shareholder of CES. Kevin P. Cassidy, our new Chief Executive Officer and a director since October 2005, is the Managing Director of CES. To maintain our futures market operations, CES may need to provide certain financial guarantees to NYMEX or other exchanges. CES may not have the resources to provide such financial guarantees and we may not be able to assist CES financially. Additionally, CES may be prevented from trading based on certain government regulations. If CES loses its ability to trade on NYMEX or other exchanges, we cannot maintain our futures market operations. If we are unable to maintain our futures market operations, our revenues will decrease and it would adversely impact our financial condition.

We rely heavily on the services of our overseas technical staff and consultants which may delay or jeopardize the development and enhancement of OPEX

We rely heavily on the services of our technical staff and consultants. Our technical employees are not presently employed on a full time basis. With the exception of our chief technology officer, all our technical staff, including our software engineers and our software quality assurance team, is located overseas. If we are unable to maintain our relationship with these individuals and if we have to replace them with individuals with similar capabilities, this could delay or jeopardize the development and the enhancement of OPEX.

We face intense and increasing competition in the electronic energy derivatives market. If we do not compete effectively or if we experience reduced market share from increased competition, our business will be harmed.

The natural gas derivatives market has many competitors involved in the brokering of natural gas options. Capital investment for entry into the market is low. Accordingly, a number of small brokerage firms flourish along side of larger more established brokerage firms such as Cantor Fitzgerald, L.P., MAN Group PLC and ICAP PLC.

There are several other well-financed companies who do or may compete with us. In the OTC natural gas derivatives market, our competitors include Amerex Natural Gas Ltd., Choice Energy LP, G.A. Options, MAN Financial, Inc. and Tullet Natsource, Inc. In the futures natural gas derivatives market, our competitors include Clarion Trading, SCS Trading Corp., and ICAP PLC. When we implement OPEX, we anticipate that our potential competitors will include NYMEX, ICE, eSpeed and the Chicago Mercantile Exchange.

Substantially all of our competitors have more capital, longer operating histories, greater brand recognition, larger client bases and significantly greater financial, technical and marketing resources than we do. These competitors may also engage in more extensive development of their technologies, adopt more aggressive pricing policies and establish more comprehensive marketing and advertising campaigns than we can. Our competitors may develop products and service offerings that we do not offer or that are more sophisticated or more cost effective than our own. For these and other reasons, our competitors' products and services may achieve greater acceptance in the marketplace than our own, limiting our ability to gain market share and client loyalty and to generate sufficient revenues to achieve a profitable level of operations. Our failure to adequately address any of the above factors could harm our business and operating results.

Dependence on outside clearinghouses for increased revenue.

We are dependent on outside clearinghouses such as NYMEX and, through a relationship with the ICE, the London Clearinghouse to provide us with OTC Clearing services. We can give no assurance that these companies will continue to offer this service to trades brokered by us and should those outside clearinghouses cease to offer this service, it would have a material negative effect on us and our prospects.

Reliance on natural gas derivatives.

While our plan is to leverage success of energy options and expand into other markets while maintaining our status as an "exempt commercial market", the success of this plan is subject to market forces outside of our control. At present, substantially all of our revenues are derived from trading in natural gas derivatives. If there should be a significant slowdown in the natural gas derivatives market, it would have a significant negative impact on us.

The continued operations of our business are dependent on the performance and continued service of our executive officers and key employees, and our ability to attract and retain skilled personnel.

Our performance and future operating results are substantially dependent on the continued service and performance of Kevin Cassidy, our Chief Executive Officer, Edward J. Connor, our President, and Mark Nordlicht, our Chairman. To the extent that the services of those persons become unavailable, our business and prospects would be adversely affected. Should we be required to do so, we do not know whether we would be able to employ equally qualified persons to replace any of these persons. Moreover, we do not currently maintain "key man" insurance on any of our executive officers or other key employees and do not intend to obtain this type of insurance in the near future. Additionally, we do not have written agreements with most of our staff and, other than traditional compensation packages and stock options we contemplate granting to our staff, we do not have other means to ensure the retention of their services. If we are successful in implementing and developing our business, we will require additional managerial, administrative and support personnel. Competition for highly qualified personnel is intense, and we can make no assurances that we can retain our key employees or that we will be able to attract or retain qualified personnel in the future. To the extent we have fewer financial resources available to us than our competitors we may not be able to attract and retain a sufficient number of qualified personnel. The loss of the services of any of our management or other key employees and our inability to attract and retain other necessary personnel could have a material adverse effect on our financial condition, operating results, and cash flows.

Certain employees' efforts currently account for a significant amount of our revenues. Should the services of these individuals, including and particularly Kevin Cassidy, no longer be available to us, and suitable replacements not be hired or retained, we would experience adverse effects of varying degrees.

We could become subject to increased governmental and organizational regulation.

We intend for our OPEX platform, when implemented, to qualify as an "exempt commercial market" under the rules of the CFTC. Although an ECM may be required to provide certain trade volume and pricing information to the CFTC, an ECM is not required to register with the CFTC. However, if we were to no longer qualify for the exemption from registration, either because of changes in law or the scope of our business, our businesses would become subject to extensive regulation at both the federal and state levels. In addition, self-regulatory organizations, such as NYMEX and the National Futures Association, require compliance with their extensive rules and regulations. Among other things, these regulatory authorities impose restrictions on sales methods, trading practices, use and safekeeping of client funds and securities, record keeping and the conduct of principals and employees. The extensive regulatory framework applicable to the commodities brokerage industry, the purpose of which is to protect clients and the integrity of the commodities markets, would impose significant compliance burdens and attendant costs on us. The regulatory bodies that administer these rules do not attempt to protect the interests of our stockholders as such, but rather the public and markets generally. Failure to comply with any of the laws, rules or regulations of any independent, state or federal regulatory authority to which we become subject could result in a fine, injunction, suspension or expulsion from the industry, which could materially and adversely impact us. Furthermore, amendments to existing state or federal statutes, rules and regulations or the adoption of new statutes, rules and regulations could require us to alter our methods of operation at costs which could be substantial.


Our cash flows and capital resources may be insufficient to make required payments on our substantial indebtedness and future indebtedness.

We have a significant amount of debt. At December 31, 2005, we had approximately $2.7 million of debt, a substantial portion of which is due to our Chairman, Mark Nordlicht.

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

The Penny Stock Rules also impose special sales practice requirements on broker-dealers who sell securities to persons other than their established clients or "accredited investors." Among other things, the Penny Stock Rules require that a broker-dealer make a special suitability determination respecting the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. In addition, the Penny Stock Rules require that a broker-dealer deliver, prior to any transaction, a disclosure schedule prepared in accordance with the requirements of the Commission relating to the penny stock market. Finally, monthly statements have to be sent to any holder of such penny stocks disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Accordingly, for so long as the Penny Stock Rules are applicable to our common stock, it may be difficult to trade such stock because compliance with such Rules can delay or preclude certain trading transactions. This could have an adverse effect on the liquidity and price of our common stock.

Management substantially controls us and their interests may be different from yours and may be in conflict with yours.

The interests of our management could conflict with the interests of our stockholders. Our officers and directors beneficially own approximately 50% of our outstanding common stock. Accordingly, if they exercise all their options and warrants, they will have the power to approve corporate transactions and control the election of all of our directors and other issues for which the approval of our stockholders is required. This concentration of ownership may also delay, deter or prevent a change in control of us and may make some transactions more difficult or impossible to complete without the support of these stockholders. As a result, you may have no effective voice in our management.

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

ITEM 7.  FINANCIAL STATEMENTS


Response to this item is submitted as a separate section of this report immediately following the signature page.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None

ITEM 8A.          CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures which include controls and procedures that are designed to ensure that information required to be disclosed in the reports which we file with or submit to the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC. The Certifying Officers have evaluated these controls and procedures and they have concluded (based upon their evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to: i) ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure; and ii) ensure that information required to be disclosed in the reports which we file or submit with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC.

The Certifying Officers have indicated that there were no changes in our internal controls which occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 8B.          OTHER INFORMATION.


None.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors serve until the next annual meeting of the stockholders and until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our board of directors. Each officer holds office until such officer's successor is elected or appointed and qualified or until such officer's earlier resignation or removal. Our board currently does not have any committees.

The following table sets forth certain information, as of March 7, 2006, with respect to our directors and executive officers.

                                                                                   Date of Election
                                                                                    or Appointment
Name                       Positions Held                                Age          as Director
----                       -------------                             -----------   ---------------
Mark Nordlicht             Chairman                                       36        February 2000
Kevin Cassidy              Chief Executive Officer and Vice Chairman      46         October 2005
Edward J. O'Connor         President, Treasurer, and Director             52          March 2001
Albert Helmig              Director                                       53        September 2004
Yechiel Abraham Zucker     Executive Vice President and Secretary         31             n.a.
Marc-Andre Boisseau        Chief Financial Officer                        41             n.a.

The following is a brief account of the business experience of each of our directors and executive officers during the past five years or more.

Mark Nordlicht: Mr. Nordlicht is a founder of the Company and has served as our Chairman of the Board of Directors since 2000. Mr. Nordlicht has also been the Managing Partner of the General Partner of Platinum Partners Value Arbitrage Fund, a market-neutral hedge fund, since January 2003. Mr. Nordlicht also served as Managing Partner of West End Capital from 1998 through 2002. In his various positions, Mr. Nordlicht is also the Chairman of the Board of Platinum Energy Resources, Inc., a publicly-traded company, since April 2005. Mr. Nordlicht has been responsible for the oversight of all of our operations. Mr. Nordlicht earned a BA degree from Yeshiva University in 1989.

Kevin Cassidy: Mr. Cassidy has served as our Chief Executive Officer since October 2005 and from March 2001 to March 2004. From April 2004 through September 2005, Mr. Cassidy provided consulting services to us. Since December 1996, Mr. Cassidy has served as Managing Director of Capital Energy Services, LLC ( formerly Orion Energy Services, LLC), an energy options brokerage firm on the NYMEX. Mr. Cassidy's primary responsibilities include business development, sales and marketing, and oversight of our brokerage operations. Mr. Cassidy attended Catholic University

Edward J. O'Connor: Mr. O'Connor has served as our President and as a director since March 2001 and as our CEO between March 2004 and October 2005. Since December 1996, Mr. O'Connor has served as Managing Director of Capital Energy Services, LLC (formerly Orion Energy Services, LLC), an energy options brokerage business on the NYMEX. Mr. O'Connor's primary responsibilities include negotiating and entering into contracts for our business and accounting for our funds. Mr. O'Connor graduated from Georgetown University in 1977 with a BS degree in Business Administration.

Albert Helmig. Mr. Helmig was elected as a director in September 2004. Since 2000, Mr. Helmig has been a principal of Gray House Consulting, a consulting firm to the energy industry. From 1991 through 2000, Mr. Helmig held the following positions with the New York Mercantile Exchange (NYMEX): Chairman or Vice Chairman of over 20 committees, 1991-2000; Member of Board of Directors, 1991-2000; Member of Executive Committee, 1993-2000; and Vice Chairman, 1998-2000. Mr. Helmig is also on the Board of Directors of the International Precious Metals Institute, a member of the International Advisory Committee Board, Energy Intelligence Group, a member of the National Committee on US/China Relations, and a member of the National Futures Association. Mr. Helmig is also a Director of Platinum Energy Resources, Inc., a publicly-traded company, since April 2005. Mr. Helmig earned a B.S. degree in Finance and Economics from Philadelphia University.

Yechiel Abraham Zucker: Mr. Zucker has served as our Executive Vice President and Secretary since April 2004. Previously, he served as our Senior Vice President from 2000 through March 2004. Mr. Zucker's responsibilities include operations and product development. Mr. Zucker also served as Executive Vice President of iDerive, Inc. from February 2000 to January 2001. Prior to that, he served as an analyst at West End Capital, a private investment fund, from 1999 through January 2000. Mr. Zucker graduated from Yeshiva University in 1997 with a B.A. degree.

Marc-Andre Boisseau. Mr. Boisseau has served as our Chief Financial Officer since December 2004. Since January 2002, he has served as an advisor to small and medium publicly traded and private companies on financial, tax and accounting matters. Between January 2000 and December 2001, he served as Vice-President Finance of DataCore Software, Inc., a privately held software developer. Prior to that, he served as Chief Accounting Officer (from May 1997 to December 1999) and Vice President Controller (from January 1, 1998 to December 1999) of Citrix Systems, Inc. a publicly traded software developer. Mr. Boisseau is a certified public accountant. Mr. Boisseau graduated with a BA degree in Business Administration in 1987 from the University of Montreal.

ITEM 10.     EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended December 31, 2005, 2004, 2003 to (i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2005 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2005 that received annual compensation during the fiscal year ended December 31, 2005, in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                       Annual Compensation                     Long-Term Compensation
                                                                            Awards                     Payouts
                                                         Other Annual  Restricted  Securities          All Other
                               Fiscal   Salary    Bonus  Compensation   Stock      Underlying LTIP    Compensation
Name and Principal Position     Year     ($)      ($)      ($)          Awards ($) Options (#)Payouts     ($)
---------------------------    ------   --------  -----  ------------  ----------- ---------- ------- ------------
Edward J. O'Connor,             2005    $200,000   $-0-     $-0-        $-0-        -0-        $-0-       $-0-
President, Director (1)         2004    $150,000   $-0-     $-0-        $-0-        -0-        $-0-       $-0-
                                2003    $442,308   $-0-     $-0-        $-0-        -0-        $-0-       $-0-

Kevin Cassidy, CEO (1)          2005    $ 58,333   $-0-     $-0-        $-0-        -0-        $-0-       $-0-
                                2004    $ -0-      $-0-     $-0-        $-0-        -0-        $-0-       $-0-
                                2003    $442,308   $-0-     $-0-        $-0-        -0-        $-0-       $-0-

Yechiel Abraham Zucker          2005    $120,000    $-0-    $-0-        $-0-        -0-        $-0-       $-0-
                                2004    $109,103    $-0-    $-0-        $-0-        175,000    $-0-       $-0-
                                2003    $100,000    $-0-    $-0-        $-0-        -0-        $-0-       $-0-

(1) Mr. Cassidy served as our Chief Executive Officer from March 2001 to March 2004 and from October 2005 to present. Mr. O'Connor served as our Chief Executive Officer from April 2004 to October 2005.

BOARD OF DIRECTORS

Our directors do not receive cash compensation for their services as directors but are reimbursed for their reasonable expenses for attending board and board committee meetings. Mr. Helmig, however, was granted options to purchase a maximum of 250,000 shares of our common stock in connection with his election to our board of directors in 2004. These options vest as follows: 20% in September 2004, and 40% every year thereafter as long as Mr. Helmig remains one of our director.

STOCK OPTION GRANTS

There were no individual grants of stock options to any Executive Officers during the fiscal year ended December 31, 2005, and 791,000 options were outstanding at December 31, 2005.

During 2005, the board of directors granted 150,000 stock options under our 2004 Stock Option Plan. All of the options issued are exercisable at $.30 per share.

STOCK OPTIONS EXERCISED IN 2005 AND RELATED PERIOD-ENDED STOCK OPTION VALUES

The following table sets forth selected option exercise information for the year ended December 31, 2005 and the number of value of stock options as of December 31, 2005 related to our Chief Executive Officer and each of our two most highly compensated executive officers.


                                                        Number of Unexercised             Value of Unexercised
                              Shares                    Options at Period-End           Options at Period-End (a)
                            Acquired on    Value      ---------------------------     -----------------------------
              Name           Exercise     Realized    Exercisable   Unexercisable     Exercisable     Unexercisable
              ----          -----------   --------    ---------------------------     -----------------------------
Kevin Cassidy                   -            -                 -              -              -               -

Edward O'Connor                 -            -                 -              -              -               -

Yechiel Abraham Zucker          -            -           116,667         59,333         87,500          43,750

(a) Value of unexercised "in the money" options is determined by multiplying the number of shares subject to such options by the difference between the exercise price per share and $0.95, the average of the bid and asked price per share of the Common Stock on The OTC Bulletin Board on December 30, 2005.

2004 STOCK OPTION PLAN

We adopted our 2004 Stock Option Plan in November 2004. The plan provides for the grant of options intended to qualify as "incentive stock options" and options that are not intended to so qualify or "nonstatutory stock options." The total number of shares of common stock reserved for issuance under the plan is 7,500,000, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change.

The plan is presently administered by our board of directors, which selects the eligible persons to whom options shall be granted, determines the number of common shares subject to each option, the exercise price therefor and the periods during which options are exercisable, interprets the provisions of the plan and, subject to certain limitations, may amend the plan. Each option granted under the plan is evidenced by a written agreement between us and the optionee.

Options may be granted to our employees (including officers) and directors and certain of our consultants and advisors.

The exercise price for incentive stock options granted under the plan may not be less than the fair market value of the common stock on the date the option is granted, except for options granted to 10% stockholders which must have an exercise price of not less than 110% of the fair market value of the common stock on the date the option is granted. The exercise price for nonstatutory stock options is determined by the board of directors. Incentive stock options granted under the plan have a maximum term of ten years, except for 10% stockholders who are subject to a maximum term of five years. The term of nonstatutory stock options is determined by the board of directors. Options granted under the plan are not transferable, except by will and the laws of descent and distribution.

Employment   Contracts,   Termination  of  Employment,   and   Change-in-Control
Arrangements

On March 1, 2001, we entered into an employment agreement with Edward O'Connor, our President and CEO and a member of the board of directors. The agreement was amended on April 1, 2004.

The terms of the agreement, as amended, provide that we will employ Mr. O'Connor for a term of five years with the duties of Chief Executive Officer with an annual salary of $200,000 per year. If we terminate Mr. O'Connor's employment without "cause" or if Mr. O'Connor terminates his employment with "good reason" (as both terms are defined in Mr. O'Connor's employment agreement), we are required to pay him a lump sum equal to nine months' base salary. Following termination of employment for any reason, other than expiration of the term of employment, Mr. O'Connor has agreed not to engage in an electronic OTC business in competition with us for a 90 day period, provided we pay him bi-monthly installments of $8,333.33 and provide full health benefits during the 90 day period. We hen Kevin Cassidy became our Chief Executive Officer in October 2005, as discussed below, we continued to employ Mr.O'Connor as our President with the same compensation package as when he was our Chief Executive Officer.

Effective October 30, 2005, Optionable, Inc. (the "Company") named Kevin P. Cassidy its Chief Executive Officer, elected him a director. Simultaneously, we entered into an employment agreement with him (the "Agreement"). The initial term of the Agreement is for fifty months, subject to renewal or earlier termination.


Mr. Cassidy's salary ("Fixed Compensation") will be as follows: $20,833 upon entering into the Agreement, $46,875 from October 30, 2005 to December 31, 2005, $275,000 from January 1 to December 31, 2006, $300,000 from January 1, 2007 to December 31, 2007, $325,000 from January 1 to December 31, 2008, $350,000 from January 1, 2009 to December 31, 2009.


In addition, beginning with the first month of the quarter in which the amount payable to Mr. Cassidy, pursuant to the Addendum to Master Service Agreement, dated April 12, 2005, is fully paid, Mr. Cassidy will be paid (i) cash compensation amounting to five percent (5%) of Gross Revenues of the Company, and (ii) stock compensation amounting to two percent (2%) of the Gross Revenues of the Company. Gross Revenue is defined as the total gross revenue related to any and all aspects of the brokerage business, including incentive received from exchanges, based on generally accepted accounting principles. The shares of our common stock will be granted at fair value at the date of grant.


The Company will issue options to Mr. Cassidy equal to twenty percent (20%) of the number of shares of common stock issuable under warrants which become exercisable pursuant to any Order Flow Agreements (Order Flow Agreements are the agreements for the Company to issue warrants to a firm based on the volume of orders the firm placed with the Company). Those options will be fully vested Non-Statutory Stock Options granted under the Company's 2004 Stock Option Plan at fair value at the date of grant. Also, the Company will issue to Mr. Cassidy 5,000 options each time a firm registers with and executes its first 10,000 lots on the Company's OPEX platform. The total number of such options will be limited to 2,500,000. Such options will be fully vested Non-Statutory Options granted under the plan at fair value at the date of grant.


Mr. Cassidy will be entitled to paid annual vacation, personal leave and holidays in accordance with the policies of the Company, and will be entitled to participate in health, welfare, and pension plans and any other employee benefit plan of the Company. In addition, the Company will advance to or reimburse Mr. Cassidy for the annual or monthly premium of his life insurance policy of one million dollars ($1,000,000) where the beneficiary is Mr. Cassidy's estate (immediate family).

Upon the sale or merger or other business combination of the Company and another company or companies, Mr. Cassidy will be entitled to a lump sum payment of 50% of the unpaid Fixed Compensation should he desire not to be employed with the new or successor entity.

We have a consulting agreement with Mr. Boisseau, who serves as our Chief Financial Officer. The oral agreement provides that we compensate him at $145 per hour. This agreement may be terminated at will by both parties.

We have an employment agreement with Mr. Zucker. The oral agreement provides that we compensate him at $120,000 per year. This agreement may be terminated at will by both parties.

Committees

We do not have an audit committee or a compensation committee. We intend to form such committees once we have selected directors who shall meet the independence requirements and audit committee financial expert requirements under applicable Securities and Exchange Commission rules and regulations. We are developing the criteria we will use in identifying, attracting, and retaining such directors. We are unable to determine when and if we will complete the recruiting of new directors during fiscal year 2006.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to its directors, officers and employees. A copy of the Code of Business Conduct and Ethics is attached as an exhibit to our Annual Report on Form 10-KSB. If the Company grants any waiver from a provision of this Code, the Company will disclose the nature of such waiver in a Current Report on Form 8-K.

CERTAIN LEGAL PROCEEDINGS


To the knowledge of the Company, there are no material proceedings to which any director, executive officer or beneficial owner of more than 5% of any class of voting securities of the Company.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


The Company 's directors, executive officers, and 10% or greater stockholders were not subject to the beneficial ownership reporting requirements of Section 16(a) during the year ended December 31, 2005.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 7, 2006. The information in this table provides the ownership information for:

     o each person known by us to be the beneficial owner of more than 5% of our common stock;
     o    each of our directors;
     o    each of our executive officers; and
     o    our executive officers, directors and director nominees as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.


                                     Name and Address            Number of Shares        Percentage
     Title of Class                Of Beneficial Owner          Beneficially Owned     Outstanding(1)
     --------------                -------------------          ------------------     --------------
Common Stock, par value       Mark Nordlicht                        16,440,150 (1)            31.4%
$.0001 per share              555 Pleasantville Road
                              South Building, Suite 110
                              Briarcliff Manor, NY 10510

Common Stock, par value       Edward J. O'Connor                     5,708,016 (2)            10.9%
$.0001 per share              555 Pleasantville Road
                              South Building, Suite 110
                              Briarcliff Manor, NY 10510

                              Yechiel Abraham Zucker                 1,958,167 (3)             3.7%
Common Stock, par value       555 Pleasantville Road
$.0001 per share              South Building, Suite 110
                              Briarcliff Manor, NY 10510

Common Stock, par value       Albert Helmig                            150,000 (4)             0.3%
$.0001 per share              15 Deer Run Circle
                              Chatham, NJ 07928

Common Stock, par value       Kevin P. Cassidy                       2,468,665 (5)             4.7%
$.0001 per share              555 Pleasantville Rd., Ste 110
                              Briarcliff Manor, NY 10510

Common Stock, par value       Steel Styles Sales, Inc.               4,451,350                 8.5%
$.0001 per share              401 South Water Street
                              Newburgh, NY

Common Stock, par value       East Holdings LLC                      4,318,000                 8.2%
$.0001 per share              4 Gel Court
                              Monsey, NY 10952

Common Stock, par value       Marc-Andre Boisseau                          -0-                 0.0%
$.0001 per share              555 Pleasantville Rd., Ste. 110
                              Briarcliff Manor, NY 10510

All directors and officers                                          26,724,998                51.0%
as a group                                                          (1)(2)(3)(4)(5)
(5 persons)



(1) Excludes 2,190,750 shares owned by Jules Nordlicht, Mr. Nordlicht's father, with respect to which Mr. Nordlicht disclaims beneficial ownership.

(2) Includes 3,904,158 shares owned by Ridgecrest Capital Corp., Inc., a corporation wholly owned by Mr. O'Connor, 901,929 shares owned by Mr.
     O'Connor's daughter Kathleen O'Connor and 901,929 shares owned by Mr. O'Connor's daughter Erin O'Connor.

(3) Includes 95,250 shares owned by AYD Equity Group, Ltd., a corporation wholly owned by Mr. Zucker and 116,667 options which are exercisable within 60 days.

(4) Includes 150,000 shares issuable pursuant to the exercise of stock options exercisable within 60 days.

(5) Includes 1,905,000 shares owned by Pierpont Capital Corp., Inc.("Pierpont"), as well as 450,000 warrants, exercisable at a price of $0.20 per share, issued to Pierpont, of which Mr. Cassidy is a stockholder and 113,665 shares owned by Kerry Cassidy, who is Mr. Cassidy's daughter.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 3, 2003, we entered into a Prepaid Commission Agreement with Mr. Nordlicht (the "Prepaid Commission Agreement") whereby Mr. Nordlicht agreed to pay us non-refundable prepaid commission payments of not less than $1,200,000. In consideration thereof, we agreed to extend a 20% discount on all commissions charged by us to Mr. Nordlicht. The agreement terminates when the prepaid commission balance is brought to $0. We are no longer obligated to grant the discount upon the first to occur of 24 months passing since the last prepaid commission is received by us or there is a change in control of the Company. The original intent of the Prepaid Commission Agreement was to grant the additional 20% commission discounts to Mark Nordlicht for services performed using OPEX. OPEX was not launched in the timeframe originally planned. Accordingly, the Prepaid Commission Agreement has never materialized. In the interest of pursuing a fruitful relationship with Mark Nordlicht, we agreed to consolidate amounts due under the Prepaid Commission Agreement with other amounts due to Mark Nordlicht. Amounts paid to us under the Prepaid Commission Agreement were consolidated into the Loan Agreement dated March 22, 2004, described below.

On June 5, 2003, we entered into a Revolving Credit Facility Agreement (the "Agreement") with Platinum Value Arbitrage Fund LP ("Platinum") whereby Platinum agreed to make loans to us, on a revolving basis, in the aggregate principal amount of up to $500,000. $75,000 of the loan amount was provided to us in advance of the Agreement. Mr. Nordlicht, our chairman, is the Managing Partner of Platinum. In connection with that Agreement, we issued a $500,000 Revolving Promissory Note to Platinum dated June 5, 2003. The promissory note, which was unsecured, bore interest at the rate of 20% per year and was payable by September 30, 2004. The Agreement was confirmed on March 8, 2004, and all amounts owed thereunder ($570,000) were paid in full on September 9, 2004.

On June 9, 2003 we entered into a Prepaid Commission Agreement with Platinum whereby Platinum agreed to pay us non-refundable prepaid commission payments totaling $500,000 no later than December 31, 2003. In consideration of that Agreement, we agreed to extend a 20% discount on all commissions charged by us to Platinum. The agreement terminates when the prepaid commission balance is brought to $0. We are no longer obligated to grant the discount upon the first to occur of 24 months passing since the last prepaid commission is received by broker or there is a change in control of the Company. Mr. Nordlicht, our chairman is the Managing Partner of Platinum. This agreement was cancelled on March 8, 2004.

On February 13, 2004, we entered into a Loan Agreement with Mr. Nordlicht, whereby Mr. Nordlicht loaned us $250,000 for the purpose of funding a settlement agreement with Random Walk Computing, Inc.. In connection with that Agreement, we issued a $250,000 promissory note to Mr. Nordlicht, dated February 13, 2004. The promissory note we issued to Mr. Nordlicht in connection with this loan was unsecured and did not bear interest. The loan was repayable on the earlier of February 13, 2014 or the 15th day after we received a cash investment of at least $250,000. On October 27, 2004, this loan was repaid out of the proceeds of a private placement of our securities which closed in October 2004.

On March 8, 2004, we entered into a Loan Agreement with Mr. Nordlicht whereby Mr. Nordlicht loaned us $50,000 for the purpose of retaining securities counsel. In connection with that Agreement, we issued a $50,000 promissory note to Mr. Nordlicht, dated March 8, 2004. This promissory note was unsecured and did not bear interest. The loan was repayable on the earlier of March 9, 2014 or the 15th day after we received a cash investment of at least $300,000. This loan was repaid out of the proceeds of the private placement of our securities closed in October 2004.

On March 22, 2004, we entered into a Loan Agreement with Mark Nordlicht pursuant to which we consolidated (a) $3,722,561.48 of principal and $519,191.70 in accrued and unpaid interest of loans previously made to us by Mr. Nordlicht pursuant to the Credit Facility entered into on March 1, 2001 and (b) $1,380,000 that Mr. Nordlicht previously paid to us pursuant to the Prepaid Commission Agreement, into a single loan of $5,621,753.18. In connection with the Loan Agreement, we issued a $5,621,753.18 promissory note to Mr. Nordlicht, dated March 22, 2004. This promissory note, which is unsecured, will be due and payable on the first to occur of: (i) March 22, 2014, at which time we will pay Mr. Nordlicht $5,621,753.18 or (ii) if through our first financing or sale of our stock in a private placement excluding our private placement which closed in the fourth quarter of 2004, we raise at least $1,000,000 (the "Capital Raise"); in equity or debt; then within 30 days after the closing of the Capital Raise, we will pay off the principal of the note in an amount equal to at least 39.33% of the Capital Raise, provided however, that such amount will not exceed $2,810,877, and any remaining unpaid principal balance will begin to accrue interest at the rate of 12% annually; and the outstanding principal amount and accrued interest will be due and payable on March 22, 2014.

On April 15, 2004, we entered into a revolving Credit Facility Agreement (the "Credit Facility") with Mr. Nordlicht, pursuant to which Mr. Nordlicht agreed to lend up to $100,000 to us from time to time as required. In connection with the Credit Facility we issued a $50,000 promissory note, without interest to Mr. Nordlicht, dated April 15, 2004. The note, which was unsecured, was due on August 1, 2004, which was subsequently extended to December 31, 2004. The note was repaid in December 2004.

We are parties to a Master Services Agreement with CES pursuant to which we provide brokerage services on the floor of the New York Mercantile Exchange (see "Description of Business - Business Alliances" for more information about this agreement). Edward J. O'Connor, our president and a director, is a 50% stockholder of CES. Kevin P. Cassidy our Chief Executive Officer until March 31, 2004, is the Managing Director of CES. Pursuant to this arrangement, we will pay to CES a minimum annual fixed fee of $50,000 and assume all expenses directly incurred by CES's associated floor brokerage services. Additionally, we will pay to CES $1,525,000 on April 1, 2014. However, upon a Capital Raise, we will pay up to 10.67% of the amount raised during the Capital Raise, up to $762,500, to CES, with the remaining principal and accrued interest of 12% from the date of the Capital Raise payable on April 1, 2014.

During April 2005, CES assigned its rights to the Company's liability of $1,525,000 equally to Edward O'Connor and Kevin Cassidy, co-owners of CES. Subsequently, during April 2005, the Company entered into modifications of the terms of the amounts due from it to Mark Nordlicht, Edward O'Connor and Kevin Cassidy. The modified terms provide that, among other things, in the event of a Capital Raise, the interest rate accrued after such event is reduced from 12% to 4.68%. Additionally, the Company may make principal repayments towards such liabilities amounting to approximately 25% of its quarterly cash flows from operating activities less capital expenditures.

During April 2005, we modified the terms of agreement under which we initially owed $5,762,753, $765,000 and $765,000 to Mark Nordlicht, our Chairman of the Board, Kevin Cassidy, our Chief Executive Officer, and Edward O'Connor, our President, respectively. The modified terms provide that, among other things, in the event of a Capital Raise-defined as the Company raising more than $1,000,000 additional equity or debt financing, the interest rate accrued after such event is reduced from 12% to 4.68%. Additionally, the modified terms provide that the Company may make principal repayments towards the due to Chairman of the Board, the due to its Chief Executive Officer, and the due to related party amounting to approximately 25% of its cash flows from operating cash flows less capital expenditures.

During 2005, in connection with the modified terms, the Company made principal repayments of $177,243 on the due to Mark Nordlicht, of which $69,638 was offset against an accounts receivable of one of the Company's clients, which is not affiliated with Mr. Nordlicht. Additionally, the Company made principal repayment of $203,803 and $53,803 on the due to Kevin Cassidy and due to Edward O'Connor, respectively.

During January 2006, in connection with the aforementioned agreements, The Company paid $600,000, which is in excess of the 25% of quarterly cash flow called for by the Agreements. The amounts repaid to each of the executive officers were as follows: Mr. Nordlicht, $200,000; Mr. O'Connor, $100,000; and Mr. Cassidy, $300,000.

We are parties to a Master Services Agreement with CES pursuant to which we provide brokerage services on the floor of the NYMEX (see "Description of Business - Business Alliances" for more information about this agreement). Edward O'Connor and Kevin Cassidy are co-owners of CES. Pursuant to this arrangement, our share of revenues and expenses of the floor brokerage services amounted to approximately $2.0 million and $860,000, respectively, during 2005, and $1.0 million and $467,000, respectively, during 2004.. We have received $1.0 million and $250,000 from CES in connection with such floor brokerage services during 2005 and 2004, and CES owes us approximately $350,000 as of December 31, 2005.

The Company has recognized revenues from brokerage commissions of approximately $75,000, $9,000 and $21,000 during 2005 and $0, $36,000 and $29,000 from
Northern Lights Energy LLC, Platinum Partners, L.P. and Fenmore Holdings LLC, respectively, entities in which Mark Nordlicht is also the managing partner. The aggregate amount owed to us from such entities amounted to approximately $41,000 as of December 31, 2005.

Pursuant to an agreement providing for the reimbursement of certain administrative expenses for services provided to a coffee bean roaster, Sleepy Hollow Coffee Roasters, Inc. ("Sleepy Hollow"), a company owned by Edward J. O'Connor and by Kevin P. Cassidy, we charged an administrative fee of $17,000 and $5,700 to Sleepy Hollow during 2005 and 2004, respectively. We provide such services to Sleepy Hollow to ensure that Edward O'Connor and Kevin Cassidy can focus as much time and efforts as possible on our operations.

On April 1, 2004, we entered into a Consulting Agreement with Kevin P. Cassidy whereby Mr. Cassidy was engaged by us for a period of five years as an OTC broker, marketing manager, and management consultant for $215,000 per year total compensation. We also reimburse Mr. Cassidy for his health insurance and a $1,000,000 life insurance policy during the term of the Consulting Agreement. Mr. Cassidy is also a Managing Director of CES. This agreement was terminated upon retaining Mr. Cassidy's services as our Chief Executive Officer in October 2005.Furthermore, we issued warrants to purchase 1,200,000 shares of our common stock to Pierpont Capital Corp., an entity owned by Mr. Cassidy. The warrants are exercisable at a price of $0.20 per share and expire in June 2007. The warrants are exercisable in six traunches of up to 200,000 warrants if certain trading milestones are met during three six-month periods following the issuance of such warrants, and were intended to induce Mr. Cassidy to introduce additional customers to us. We did not receive any cash consideration for the issuance of these warrants.

During April 2004, Edward O'Connor and Kevin P. Cassidy forfeited aggregate compensation of $375,000.

ITEM 13. EXHIBITS

     The following exhibits are filed as part of, or are incorporated by reference into, this report:

Exhibit No.                                Description
-----------                                -----------

3(i)(a) Certificate of Incorporation of Optionable, Inc., dated February 4, 2000 (incorporated by reference to Exhibit 3(i)(a) to the Registrant's Registration Statement on Form SB-2, filed December 22, 2004, file no. 333-121543 (the "SB-2").

3(i)(b) Certificate of Amendment to the Certificate of Incorporation of Optionable, Inc., dated March 30, 2000 (incorporated by reference to Exhibit 3(i)(b) to the SB-2).

3(i)(c)        Certificate of Amendment to the  Certificate of  Incorporation
               of  Optionable,   Inc.,  dated  May  31,  2000  (incorporated  by
               reference to Exhibit 3(i)(c) to the SB-2).

3(i)(d) Certificate of Amendment to the Certificate of Incorporation of Optionable, Inc., dated July 21, 2000 (incorporated by reference to Exhibit 3(i)(d) to the SB-2).

3(i)(e)        Corrected  Certificate  of Amendment  to the  Certificate  of
               Incorporation  of  Optionable,   Inc.,  dated  January  31,  2003
               (incorporated by reference to Exhibit 3(i)(e) to the SB-2).

3(i)(f)        Certificate of Amendment to the  Certificate of  Incorporation
               of  Optionable,   Inc.,  dated  June  9,  2004  (incorporated  by
               reference to Exhibit 3(i)(f) to the SB-2).

3(ii) Amended and Restated By-laws of Optionable, Inc. (incorporated by reference to Exhibit 3(ii) to the SB-2)

10(i) Lease Agreement between 24 South Third Avenue Corp. and 60 3rd Ave. Corp., as Lessor, and Optionable, Inc., as Lessee, dated October 3, 2001 (incorporated by reference to Exhibit 10(i) to the SB-2).

10(ii)(a)      Master Services  Agreement with Capital Energy Services LLC, dated April 1, 2004 including the Consulting Agreement as a part thereof and Addendum, dated October 7, 2004 (incorporated by reference to Exhibit 10(ii)(a) to the SB-2)

10(ii)(b)      Addendum  to Master  Services  Agreement  (incorporated  by reference to Exhibit 10(ii)(b) to the SB-2)

10(iii)(a)     Options  Order Flow Agreement,  dated July 1, 2004,  between the Company and Intercontinental Exchange,Inc. (incorporated by reference to Exhibit 10(iii)(a) to the SB-2)

10(iii)(b)     Superseding Option Order Flow Agreement,  dated as of March
               2, 2005 (incorporated by reference to Exhibit 10(iii)(b) to the SB-2)

10(iv)(a)      Employment  Agreement,  as amended,  between the Company and
               Edward  J.  O'Connor   (incorporated   by  reference  to  Exhibit
               10(iv)(a) to the SB-2)

10(iv)(b)      Employment  Agreement  between  the  Company  and  Kevin P.
               Cassidy (incorporated by reference to Exhibit 10(iv)(b) to the SB-2)

10(iv)(b)(I)   Termination of Employment  Agreement between the Company
               and  Kevin P.  Cassidy  (incorporated  by  reference  to  Exhibit
               10(iv)(b)(I) to the SB-2)

10(iv)(b)(II)  Employment  Agreement  between the Company and Kevin P.
               Cassidy (incorporated by reference to the Registrant's Current Report on Form 8-K, dated as of October 30, 2005)

Exhibit No.                                Description
-----------                                -----------

10(v)(a)       Optionable,  Inc.  2004 Stock Option Plan  (incorporated  by
               reference  to  Exhibit  4.1  to  the  Registrant's   Registration
               Statement on Form S-8, file number 333-129853, as filed on November 21, 2005 (the "S-8")

10(v)(b) Form of Incentive Stock Option Agreement(incorporated by reference to Exhibit 4.2 to the S-8)

10(v)(C) Nonstatutory Stock Option Agreement(incorporated by reference to Exhibit 4.3 to the S-8)

10(vi) Prepaid Commission Agreement, dated February 3, 2003, between the Company and Mark Nordlicht (incorporated by reference to Exhibit 10(vi) to the SB-2).

10(vii)(a)     Revolving  Credit Facility  Agreement,  dated June 5, 2003,
               between  the  Company  and  Platinum  Value   Arbitrage  Fund  LP
               (incorporated by reference to Exhibit 10(vii)(a) to the SB-2)

10(vii)(b)     $500,000  Revolving  Promissory  Note from the  Company to
               Platinum Value Arbitrage Fund LP dated June 5, 2003 (incorporated by reference to Exhibit 10(vii)(b) to the SB-2)

10(viii) Prepaid Commission Agreement, dated June 9, 2003, between the Company and Platinum Partners Value Arbitrage Fund LLP (incorporated by reference to Exhibit 10(viii) to the SB-2)

10(ix)(a)      Loan Agreement, dated February 13, 2004, between the Company
               and  Mark  Nordlicht   (incorporated   by  reference  to  Exhibit
               10(ix)(a) to the SB-2)

10(ix)(b)      $250,000 Promissory Note, dated February 13, 2004, from the
               Company to Mark Nordlicht  (incorporated  by reference to Exhibit
               10(ix)(b) to the SB-2)

10(ix)(c)      $250,000   Promissory  Note  Extension   Agreement,   dated
               September 9, 2004 (incorporated by reference to Exhibit 10(ix)(c) to the SB-2)

10(x)(a) Loan Agreement, dated March 8, 2004, between the Company and Mark Nordlicht (incorporated by reference to Exhibit 10(x)(a) to the SB-2)

10(x)(b) $50,000 Promissory Note, dated March 8, 2004, from the Company to Mark Nordlicht (incorporated by reference to Exhibit 10(x)(b) to the SB-2)

10(x)(c)       $50,000 Promissory Note Extension Agreement,  dated September
               9, 2004 (incorporated by reference to Exhibit 10(x)(c) to the SB-2)

10(xi)(a)      Loan  Agreement,  dated March 22, 2004,  between the Company
               and  Mark  Nordlicht   (incorporated   by  reference  to  Exhibit
               10(xi)(a) to the SB-2)

10(xi)(b)      $5,621,753.18  Promissory Note, dated March 22, 2004, from the Company to Mark Nordlicht (incorporated by reference to Exhibit 10(xi)(b) to the SB-2)

10(xi)(c)      Addendum   to  Loan   Agreement,   dated  March  22,  2004
               (incorporated by reference to Exhibit 10(xi)(c) to the SB-2)

10(xi)(d)      Addendum  to  Promissory   Note,   dated  March  22,  2004
               (incorporated by reference to Exhibit 10(xi)(d) to the SB-2)

10(xii)(a)     Revolving Credit Facility Agreement,  dated April 15, 2004, between the Company and Mark Nordlicht (incorporated by reference to Exhibit 10(xii)(a) to the SB-2)

10(xii)(b)     $50,000  Promissory  Note,  dated April 15, 2004,  from the
               Company to Mark Nordlicht  (incorporated  by reference to Exhibit
               10(xii)(b) to the SB-2)

14             Code of Business Conduct and Ethics (filed herewith)

Exhibit No.                                Description
-----------                                -----------

23             Consent of Sherb & Co., LLP (filed herewith)

31.1 Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of Optionable, Inc. (filed herewith)

31.2 Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of Optionable, Inc. (filed herwith)

32.1 Section 1350 Certification of the Principal Executive Officer of Optionable, Inc The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended. (filed herewith)

32.2 Section 1350 Certification of the Principal Financial Officer of Optionable, Inc The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended. (filed herewith)


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm Sherb & Co., independent auditor, has audited our financial statements for the years ended June 30, 2004 and 2005. The Board of Directors has appointed Sherb & Co. to serve as our independent auditors for the 2004 year-end audit and to review our quarterly financial reports for filing with the Securities and Exchange Commission during fiscal year 2005.

The following table shows the fees paid or accrued by us for the audit and other services provided by Sherb & Co. for fiscal year 2005 and 2004.

                                                     2005                   2004
                                      -------------------    -------------------
Audit Fees(1)                         $            66,500    $            38,000
Audit-Related Fees                                    --                      --
Tax Fees                                              --                      --
All Other Fees (2)                                    645                    590
                                      -------------------    -------------------
Total                                 $            67,145    $            38,590
                                      ===================    ===================
------------------
(1) Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2) All Other Fees represent edgarization services related to the certain statutory and regulatory filings.

         Pre-Approval of Non-Audit Services

The Company does not currently have an audit committee in place and thus, management must obtain the specific prior approval of the Board of Directors for each engagement of the independent auditor to perform any non-audit services that exceed any pre-approved amounts determined by the Board of Directors.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March, 2006.

                                                 OPTIONABLE, INC.

                                                 By: /s/   Kevin Cassidy
                                                 Name:  Kevin Cassidy
                                                 Title:  Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                                 Date
---------                   -----                                 ----
/s/ Mark Nordlicht          Chairman of the Board                 March 15, 2006
------------------
Mark Nordlicht


/s/ Kevin Cassidy           Chief Executive Officer and Director  March 15, 2006
-----------------
Kevin Cassidy


/s/   Edward O'Connor       President and Director                March 15, 2006
---------------------
Edward O'Connor

/s/ Albert Helmig           Director                              March 15, 2006
-----------------
Albert Helmig

s/s Marc-Andre Boisseau     Chief Financial Officer               March 15, 2006
-----------------------
Marc-Andre Boisseau

                              OPTIONABLE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Registered Public Accounting Firm.....................F-1

Balance Sheet...............................................................F-2

Statements of Operations....................................................F-3

Statement of Stockholders' Deficit..........................................F-4

Statements of Cash Flows....................................................F-5

Notes to Financial Statements...............................................F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Optionable, Inc.
Briarcliff Manor, New York

We have audited the accompanying balance sheet of Optionable, Inc. as of December 31, 2005 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optionable, Inc. as of December 31, 2005 and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.


                                                /s/ Sherb & Co., LLP
                                                    ----------------------------
                                                    Sherb & Co., LLP
                                                    Certified Public Accountants

New York, New York
February 16, 2006

                                OPTIONABLE, INC.
                                  BALANCE SHEET
                                December 31, 2005


                                     ASSETS
Current Assets:
Cash                                                          $       1,811,453
Accounts receivable, net of provision
 for doubtful accounts of $67,420                                       352,332
Due from related party                                                  303,572
Incentives receivable                                                   154,783
                                                              ------------------

     Total current assets                                             2,622,140

  Property and equipment, net of accumulated
  depreciation of $425,696                                               41,185
  Other receivable                                                      150,000
  Other assets                                                           49,089
                                                              ------------------

     Total assets                                             $       2,862,414
                                                              ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                       $         104,985
  Accrued compensation                                                  360,555
                                                              ------------------

    Total current liabilities                                           465,540

Due to chairman of the board, net of unamortized
discount of $3,522,542                                                1,921,968
Due to executive officer, net of unamortized
discount of $477,796                                                    230,902
Due to chief executive officer, net of
unamortized discount of $477,796                                         80,901
                                                              ------------------

     Total liabilities                                                2,699,311

Stockholders' Equity:
  Preferred Stock; $.0001 par value, 5,000,000
  shares authorized, none issued
    and outstanding                                                           -
  Common stock; $.0001 par value, 100,000,000
  shares authorized,
    51,406,431 issued and outstanding                                     5,141
  Additional paid-in capital                                          7,946,471
  Accumulated deficit                                                (7,788,509)
                                                              ------------------


     Total stockholders' equity                                         163,103
                                                              ------------------


     Total liabilities and stockholders' equity               $       2,862,414
                                                              ==================




                       See Notes to Financial Statements.
                                      -F-2-

                                OPTIONABLE, INC.
                            STATEMENTS OF OPERATIONS


                                                    For the Year Ended
                                                        December 31,
                                        ----------------------------------------
                                                2005                  2004
                                        -------------------   ------------------

Brokerage fees                          $        3,085,296    $       1,885,489
Brokerage fees-related party                     1,981,560            1,011,014
Incentives                                         738,558              597,734
                                        -------------------   ------------------

Net revenues                                     5,805,414            3,494,237

Cost of revenues                                 2,264,110            1,614,073
Cost of revenues-related party                     856,763              466,610
                                        -------------------   ------------------

                                                 3,120,873            2,080,683

Gross profit                                     2,684,541            1,413,554

Operating expenses:
  Selling, general and administrative              695,718              776,908
  Research and development                         450,488              116,520
                                        -------------------   ------------------

     Total operating expenses                    1,146,206              893,428
                                        -------------------   ------------------

     Operating income                            1,538,335              520,126
                                        -------------------   ------------------

Other income (expense):
Gain on extinguishment of debt                           -              238,282
Interest income                                     21,548                1,836
Interest expense to related parties               (300,319)            (276,471)
                                        -------------------   ------------------

                                                  (278,771)             (36,353)
                                        -------------------   ------------------


Net income                              $        1,259,564    $         483,773
                                        ===================   ==================


Basic earnings per common share         $             0.02    $            0.01
                                        ===================   ==================


Diluted earnings per common share       $             0.02    $            0.01
                                        ===================   ==================


Basic weighted average common
shares outstanding                              51,406,431           47,170,951
                                        ===================   ==================


Diluted weighted average common
shares outstanding                             51,524,732            47,170,951
                                       ===================   ===================

                       See Notes to Financial Statements.
                                      -F-3-

                                OPTIONABLE, INC.
          STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) From
                      January 1, 2004 to December 31, 2005



                                              Common Stock                   Additional         Accumulated
                                         Shares                $            Paid-in Capital         Losses              Total
                                     ----------------   ---------------    ----------------    ---------------    ----------------
Opening balance, January 1, 2004          45,096,430    $        4,510     $     2,698,938     $   (9,531,846)    $    (6,828,398)

Issuance of common stock pursuant
 to a private placement                    6,310,001               631           1,251,369                  -           1,252,000
Distribution                                       -                 -            (462,067)                 -            (462,067)
Fair value of unamortized discount
 on due to chairman of the board                   -                 -           3,918,391                  -           3,918,391
Fair value of warrants issued to
related party                                      -                 -               2,780                  -               2,780
Forfeiture of officers' compensation               -                 -             375,000                  -             375,000
Net income                                         -                 -                   -            483,773             483,773
                                     ----------------   ---------------    ----------------    ---------------    ----------------

Balance at December 31, 2004              51,406,431             5,141           7,784,411         (9,048,073)         (1,258,521)

Fair value of warrants issued to
related party                                      -                 -             162,060                  -             162,060
Net income                                         -                 -                   -          1,259,564           1,259,564
                                     ----------------   ---------------    ----------------    ---------------    ----------------

Ending balance, December 31, 2005         51,406,431    $        5,141     $     7,946,471     $   (7,788,509)    $       163,103
                                     ================   ===============    ================    ===============    ================









                        See Notes to Financial Statements
                                      -F-4-

                                OPTIONABLE, INC.
                            STATEMENTS OF CASH FLOWS

                                                       For the Year Ended
                                                           December 31,
                                               ---------------------------------
                                                     2005              2004
                                               ----------------  ---------------



Cash flows from operating activities:
Net income                                     $     1,259,564   $      483,773
Adjustments to reconcile net income to net
cash provided by
 operating activities:
  Depreciation                                          32,519           51,921
  Amortization of debt discount                        300,320          202,869
  Forfeiture of officers' compensation                       -          375,000
  Gain on extinguishment of debt                             -         (238,282)
  Provision for doubtful accounts                      (22,554)          35,251
  Fair value of warrants issued to consultant          162,060            2,780
Changes in operating assets and liabilities:
  Accounts receivable                                 (133,194)        (128,998)
  Due from related party                                (9,997)        (293,575)
  Incentives receivable                                (23,107)        (131,676)
  Other receivable                                    (150,000)               -
  Other assets                                         (36,133)         (11,349)
  Accounts payable and accrued expenses                (25,701)        (556,075)
  Accrued compensation                                  12,838          325,297
  Accrued interest on notes payable to related
  parties                                                    -            3,628

                                               ----------------  ---------------

Net cash provided by operating activities            1,366,615          120,564
                                               ----------------  ---------------

Cash flows used in investing activity:
Purchases of property and equipment                    (27,439)         (28,479)
                                               ----------------  ---------------

Net cash used in investing activity                    (27,439)         (28,479)
                                               ----------------  ---------------

Cash flows from financing activities:

  Proceeds from line of credit payable to
  chairman of the board                                      -           50,000
  Proceeds from issuance of shares of common
  stock                                                      -        1,252,000
  Principal repayments of due to chief
  executive officer                                   (203,803)        (500,000)
  Principal repayments of line of credit
  payable to chairman of the board                           -          (50,000)
  Principal repayments of due to executive
  officer                                              (53,803)               -
  Principal repayments of note payable to
  chairman of the board                                      -         (300,000)
  Principal repayment of due to chairman of
  the board                                           (177,243)               -
  Proceeds from issuance of notes payable to
  chairman of the board                                      -          300,000
                                               ----------------  ---------------

Net cash (used in) provided by financing
activities                                            (434,849)         752,000
                                               ----------------  ---------------


Net increase in cash                                   904,327          844,085

Cash, beginning of year                                907,126           63,041
                                               ----------------  ---------------


Cash, end of year                              $     1,811,453   $      907,126
                                               ================  ===============


Supplemental disclosures of cash flow
information:
     Cash paid for taxes                       $             -   $            -
                                               ================  ===============


     Cash paid for interest                    $             -   $       69,972
                                               ================  ===============


Supplemental disclosures for non-cash
financing activity:

Increase in due to related party and
corresponding increase in additional
paid-in capital                                $             -   $      462,067
                                               ================  ===============


Increase in discount on due to chairman
of the board and corresponding increase
in additional paid-in capital                  $             -   $    3,918,391
                                               ================  ===============



                       See Notes to Financial Statements.
                                      -F5-

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

Note 1-Organization and Description of Business

Optionable, Inc. (the "Company") was formed in Delaware in February 2000 and is a trading and brokerage services provider to brokerage firms, financial institutions, energy traders, and hedge funds nationwide. The Company's operations are located in the New York metropolitan area. The Company is in the process of finalizing the development of an automated electronic trading system.

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

The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. During 2005, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

The Company's accounts receivable are due from energy trading firms, financial institutions, and hedge funds, located primarily in the United States. Collateral is generally not required. Three of the Company's customers accounted for 27%, 14%, and 12%, respectively, of its accounts receivable at December 31, 2005. No other customers accounted for more than 10% of its accounts receivable at December 31, 2005.






                                       -F6-

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

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

The other receivable is due from an employee of a related party, a company owned by the Company's chief executive officer and by an executive officer. It is used as a $100,000 deposit with a United States exchange and a $50,000 deposit with a clearinghouse. It is secured by cash accounts.

Customer Concentration

One of the Company's customers accounted for 18% and 10% of its revenues during 2005 and 2004, respectively. The Company minimizes its customer concentration risks by diversifying its existing customer base.

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

Provision for Doubtful Accounts

The Company establishes a provision for estimated doubtful accounts concurrently with the recognition of revenues. The provision is established based upon consideration of various factors, including recent and historical payment rates for each of the Company's clients and in aggregate and the impact of new financial and economic conditions on its client base.

Reclassifications

Certain reclassifications of items in the prior years' financial statements have been made to conform to the current year's presentation.






                                       -F7-

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

Note 2- Summary of Significant Accounting Policies-Continued

Software Development Costs

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Accounting Financial Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Costs of maintenance and customer support will be charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first. The Company believes that the current process for developing software is essentially completed simultaneously with the establishment of technological feasibility; accordingly, no software development costs have been capitalized at December 31, 2005.


The Company has outsourced the research and development of its software to outside consultants under agreements which can be terminated under short notices and provide for fees based on the Company's use of the consultants' resources. The Company has incurred expenses of approximately $350,000 and $115,000, during 2005 and 2004, respectively, pursuant to such agreements.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three to five years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment consist of the following as of December 31, 2005:

Computer equipment and software                                        $418,461
Office furniture and equipment                                           48,420
                                                                       --------
                                                                        466,881
Accumulated depreciation                                                425,696
                                                                       --------
                                                                       $ 41,185
                                                                       ========

Depreciation expense amounted to approximately $33,000 and $52,000 during 2005 and 2004, respectively.

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









                                       -F8-

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

Note 2- Summary of Significant Accounting Policies-Continued

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

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options amounted to 791,000 and 780,250 at December 31, 2005 and 2004, respectively. The outstanding warrants amounted to 1,000,000 and 550,000 at December 31, 2005 and 2004, respectively. The outstanding options and warrants at December 31, 2004 are excluded from the loss per share computation for the respective periods due to their antidilutive effect.

The following sets forth the computation of basic and diluted earnings per share:

                                                           2005             2004
                                                           ----             ----
Numerator:
Net income                                           $1,259,564         $483,773
                                                     ==========         ========
Denominator:
Denominator for basic earnings per share-
Weighted average shares outstanding                  51,406,431       47,170,591
Effect of dilutive employee stock options                71,525                0
Effect of dilutive warrants                              46,776                0
                                                     ----------       ----------
Denominator for diluted earnings per share-
Weighted average shares outstanding                  51,524,732       47,170,591
                                                     ==========       ==========
Basic earnings per share                                  $0.01            $0.02
                                                          =====            =====
Diluted earnings per share                                $0.01            $0.02
                                                          =====            =====
Anti-dilutive weighted-average shares                         0          100,000
                                                          =====          =======

The share amounts included in the financial statements, including the basic and diluted loss per share have been retroactively restated to reflect the stock splits discussed below.






                                       -F9-

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

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

                                       -F10-

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

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

Accounts Payable and Accrued Expenses


Accounts payable and accrued expenses at December 31, 2005 consist primarily of accrued trade payables.

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

Note 3-Due from Related Party

In April 2004, under the Master Services Agreement, the Company agreed to pay certain fixed and variable fees and support services to a related party entity partly owned by its Chief Executive Officer and by an Executive Officer in exchange for a share of revenues of the floor brokerage services of the related party. The fixed fees the Company has agreed to pay amount to $50,000 per year.

The Company's share of revenues and expenses of the floor brokerage services amounted to approximately $2.0 million and $850,000, during 2005 and 2004, respectively. The Company has received approximately $1.0 million from the related party in connection with such floor brokerage services during 2005 and the related party owed approximately $300,000 at December 31, 2005.



                                       -F11-

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2005 and 2004


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

Note 5-Due to Related Parties

The terms and amounts of due to related parties at December 31, 2005 are as follows:

Due  to  Chairman  of  the  Board,   non-interest   bearing,
unsecured, payable by March 12, 2014, if the Company obtains additional  equity or debt financing of at least  $1,000,000 following  the private  placement  which closed in September
2004 ("Capital Raise"),  the Company will repay its Chairman of the  Board  up to  39.33%  of the  Capital  Raise,  up to
$2,810,877,  with the remaining balance and accrued interest of 4.68% from the date of the Capital Raise due on March 22,
2014:                                                                $5,444,510
Discount, using initial implied rate of 12%:                         (3,522,542)
                                                                     -----------
                                                                     $1,921,968
                                                                     ===========

Due to Executive Officer,  non-interest bearing,  unsecured, payable by March 12, 2014, if the Company obtains additional equity or debt financing of at least $1,000,000  following a
Capital Raise, the Company will repay its Executive  Officer up to 5.3% of the Capital  Raise,  up to $381,250,  with the remaining  balance  and  accrued  interest of 4.68% from the
date of the Capital Raise due on March 22, 2014:                       $708,698
Discount, using initial implied rate of 12%:                           (477,796)
                                                                       ---------
                                                                       $230,902
                                                                       =========




                                       -F12-

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2005 and 2004


Note 5-Due to Related Parties-continued

Due  to  Chief  Executive  Officer,   non-interest  bearing,
unsecured, payable by March 12, 2014, if the Company obtains additional  equity or debt financing of at least  $1,000,000 following a Capital Raise,  the Company will repay its Chief
Executive  Officer up to 5.3% of the  Capital  Raise,  up to
$381,250, with the remaining balance and accrued interest of
4.68%  from the date of the  Capital  Raise due on March 22,
2014:                                                                  $558,697
Discount, using initial implied rate of 12%:                           (477,796)
                                                                       ---------
                                                                       $ 80,901
                                                                       =========


During March 2004, the Company entered into a loan agreement with its Chairman of the Board pursuant to which we consolidated various amounts due to him into a single loan of $5,621,753. The due to Chairman of the Board does not currently bear interest and will only bear interest if the Capital Raise occurs. Accordingly, in March 2004, the Company recorded a discount on the due to Chairman of the Board of approximately $3.9 million and a corresponding increase in additional paid-in capital. The due to Chairman of the board was discounted using the initial implied rate of 12% over ten years.

During March 2004, the Company entered into a Master Services Agreement pursuant to which the Company will pay to a related party owned by its Chief Executive Officer and Executive Officer $1,525,000. The Company has recorded a discount on this due to related party of approximately $1.0 million in April 2004 and a corresponding decrease in additional paid-in capital. The payable to the related party was discounted using the implied rate of 12% over ten years

During April 2005, the Company modified the terms of its due to related parties comprising of amounts owed to the Chairman of the Board and pursuant to the Master Services Agreement. The modified terms provide that, in the event of a Capital Raise, among other things, the interest rate accrued after such event is reduced from 12% to 4.68%. Additionally, the modified terms provide that the Company may make principal repayments towards the due to Chairman of the Board, the due to its Chief Executive Officer, and the due to related party amounting to approximately 25% of its cash flows from operating cash flows less capital expenditures.

In June 2003, the Company issued a $500,000 note payable to a related party, an entity in which its Chairman of the Board is also the managing director. The note payable bore interest at 20% and was payable by September 30, 2004. Such note payable was unsecured. The Company repaid the principal and related accrued interest amounting to approximately $70,000 during 2004.

In February and March 2004, the Company's Chairman of the Board advanced the Company $250,000 and $50,000, respectively, to finance the settlement amount related to obligations with a former contractor and with the payment of certain legal fees incurred in connection with the retention of their corporate counsel. Such advances were non-interest bearing and were due on or before December 31, 2004. The Company repaid the advances of $250,000 and $50,000 in October 2004 and December 2004, respectively.

In April 2004, the Company secured a $100,000 credit facility with its Chairman of the Board. The Company has drawn $50,000 under such credit facility. The credit facility was non-interest bearing and was due on or before December 31, 2004. The Company repaid the credit facility of $50,000 in December 2004.

The amortization of the discount on the due to related parties amounted to approximately $300,000 and $200,000 during 2005 and 2004, respectively, and has been recorded as interest expense to related parties in the accompanying statements of operations.

Interest expense, other than the amortization of discount, in connection with the various amounts due to Chairman of the Board and note payable to a related party, an entity in which the Company's Chairman of the Board is also the managing director amounted to approximately $0 and $74,000 during 2005 and 2004, respectively.

                                       -F13-

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

Note 5-Due to Related Parties-continued

During 2005, in connection with the modified terms, the Company made principal repayments of $177,243 on the due to its Chairman of the Board, of which $69,638 was offset against an accounts receivable of one of the Company's clients, which is an unrelated party. Additionally, the Company made principal repayment of $203,803 and $53,803 on the due to Chief Executive Officer and due to Executive Officer, respectively.

During January 2006, the Company made principal repayments amounting to $600,000 towards its due to related parties.

Note 6- Other Related Party Transactions

The Company has recognized revenues of approximately $106,000 and $65,000 during 2005 and 2004, respectively, from three related parties, entities in which its Chairman of the Board is also the managing director. Such related parties owe the Company approximately $41,000 at December 31, 2005.

The Company provides administrative services to a related party, an entity owned by the Company's Chief Executive Officer and an Executive Officer. The Company charged approximately $17,000 and $6,000 during 2005 and 2004, respectively, for such services. The related party owes the Company approximately $7,000 at December 31, 2005. Furthermore, the Company has purchased goods of approximately $1,000 from this related party during 2005.

Note 7-Other Transactions

The Company has recognized revenues of approximately $150,000 during 2004 from two unrelated customers. These customers used the services of the Company at the request of its Chairman of the Board, who is also unrelated to the customers. Such customers do not owe money to the Company as of December 31, 2005.

Note 8- Stockholders' Equity

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

The following pro forma information regarding stock-based compensation has been determined as if the Company had accounted for its employee stock options under the fair value method pursuant to SFAS 123. For purposes of the proforma calculations, the fair value of each option granted in 2005 and 2004 was estimated at the date of grant using the Black-Scholes model with the following assumptions used: risk-free interest rate: 4.04% and 2.78%, respectively; dividend yield: none; volatility: none (at the date of grant) ; expected lives:
3 years.

                                       -F14-

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

Note 8- Stockholders' Equity-continued

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

                                                                     2005              2004
                                                                  --------           -------
Net income as reported:                                          $1,259,564         $ 483,773
Deduct: Total stock-base employee compensation expense
           determined under fair value based method for all
           awards, net of related tax effects                   (     4,338)       (        -)
                                                                ------------       -----------
Net income pro forma                                             $1,255,226         $ 483,773
                                                                ============       ===========
Earnings per share:
Basic                                                                 $0.02             $0.01
                                                                      =====             =====
Diluted                                                               $0.02             $0.01
                                                                      =====             =====

The fair value per option attributed to options issued during 2005 and 2004 amounted to $0.02 and $0, respectively.

A summary of the activity during 2005 and 2004 of the Company's stock option plan is presented below:

                                                                    Weighted
                                                                     Average
                                                Options           Exercise Price
                                                -------           --------------
Outstanding at January 1, 2004                 1,104,900              $0.09

Granted                                          780,250               0.20
Exercised                                              -                  -
Expired   or cancelled                       ( 1,104,900)              0.09
                                             ------------             -----
Outstanding at December 31, 2004                 780,250               0.20

Granted                                          150,000               0.30
Exercised                                              -                  -
Expired   or cancelled                       (   139,250)              0.24
                                             ------------             -----
Outstanding at December 31, 2005                 791,000              $0.21
                                             ============             =====

Exercisable at December 31, 2004                 261,833              $0.20
                                                 ========             =====
Exercisable at December 31, 2005                 432,667              $0.20
                                                 ========             =====

The weighted average remaining contractual life and weighted average exercise price of options outstanding at December 31, 2005, for selected exercise price ranges, is as follows:

Options outstanding:

 Range of exercise prices        Number of options          Weighted average           Weighted average
                                                          remaining contractual         exercise price
                                                                  life
---------------------------- -------------------------- -------------------------- --------------------------
           $0.20                      691,000                  indefinite                   $ 0.20
---------------------------- -------------------------- -------------------------- --------------------------
            0.30                      100,000                  indefinite                     0.30
---------------------------- -------------------------- -------------------------- --------------------------

                                       -F15-

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

Note 8- Stockholders' Equity-continued

Warrants

In June and July 2004, the Company issued warrants to one of its shareholders. The warrants are exercisable for up to 1,200,000 shares of common stock at an exercise price of $0.20 per share and expire in June 2007. The warrants are exercisable in six traunches of up to 200,000 warrants if certain trading milestones are met during three six-month periods following the issuance of such warrants. There are 450,000 warrants exercisable as of December 31, 2005.

In June 2004, the Company cancelled the grant of 1,104,900 options made to a former employee and replaced it with the issuance of 100,000 warrants. The warrants are convertible into 100,000 shares of common stock at an exercise price of $0.20 per share and expire in July 2010.

The value attributed to such warrants amounted to approximately $162,000 and $3,000 during 2005 and 2004, respectively, and is included in selling, general, and administrative expenses. The fair value of such warrants at the date they became exercisable was determined using the Black-Scholes model with the following assumptions used: risk-free interest rate: 2.78% to 4.37%; dividend yield: none; volatility: none to 57%; expected lives: 3 years.

A summary of the activity during 2005 and 2004 of the Company's warrants is presented below:

                                                                     Weighted
                                                                      Average
                                                Warrants          Exercise Price

Outstanding at January 1, 2004                         -              $   -

Granted                                        1,300,000               0.20
Exercised                                              -                  -
Expired   or cancelled                          (300,000)              0.20
                                               ---------              -----
Outstanding at December 31, 2004               1,000,000               0.20

Granted                                                -               0.20
Exercised                                              -                  -
Expired   or cancelled                          (450,000)              0.20
                                               ---------              -----
Outstanding at December 31, 2005                 550,000              $0.20
                                               =========              =====
Exercisable at December 31, 2004                 200,000              $0.20
                                               =========              =====
Exercisable at December 31, 2005                 550,000              $0.20
                                               =========              =====

The weighted average remaining contractual life and weighted average exercise price of warrants outstanding at December 31, 2005, for selected exercise price ranges, is as follows:

Warrants:

---------------------------- -------------------------- -------------------------- --------------------------
 Range of exercise prices       Number of warrants          Weighted average           Weighted average
                                                          remaining contractual         exercise price
                                                                  life
---------------------------- -------------------------- -------------------------- --------------------------
           $0.20                      550,000                  2.06 years                   $ 0.20
---------------------------- -------------------------- -------------------------- --------------------------

                                       -F16-

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

Note 9- Commitments

During October 2005, the Company named a new Chief Executive Officer, elected him a director, and entered into an employment agreement with him (the "Agreement"). The initial term of the Agreement is for 51 months, subject to renewal or earlier termination.

The Company's Chief Executive Officer's salary will be as follows: $20,833 upon entering into the Agreement, $46,875 from October 30, 2005 to December 31, 2005, $275,000 from January 1 to December 31, 2006, $300,000 from January 1, 2007 to December 31, 2007, $325,000 from January 1 to December 31, 2008, $350,000 from January 1, 2009 to December 31, 2009 ("Fixed Compensation" ) .

In addition, beginning with the first month of the quarter in which the amount payable to the Chief Executive Officer is fully paid, the Chief Executive Officer will be paid (i) cash compensation amounting to five percent (5%) of Gross Revenues of the Company, and (ii) stock compensation amounting to two percent (2%) of the Gross Revenues of the Company, as defined. Gross Revenue is defined as the total gross revenue related to any and all aspects of the brokerage business, including incentive received from exchanges, based on generally accepted accounting principles. The shares of Company common stock will be granted at fair value at the date of grant.

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

The Company leases its executive offices under a 5-year leasing arrangement providing for a monthly base rent of $5,568. The minimum annual payments under such commitment for the next five years are as follows:



Year                                           Minimum Annual Payments
----                                           -----------------------
2006                                                  $66,816
2007 and thereafter                                        --



The Company's rental expense amounted to approximately $80,000 and $60,000 during 2005 and 2004, respectively.



                                       -F17-

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

Note 10-Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of December 31, 2005, are as follows:




         Deferred tax assets:
         Net operating loss carryforward                            $ 3,720,000
          Less valuation allowance                                   (3,720,000)
                                                                    ------------
          Total net deferred tax assets:                            $          -
                                                                    ============


As of December 31, 2005, the Company has a net operating losses amounting to approximately $9.1 million which expire at various times through 2023.

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if any, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $3,720,000 at December 31, 2005 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance during 2005 and 2004 was a decrease of approximately $1.1 million and $449,000, respectively.

The federal statutory tax rate reconciled to the effective tax rate during 2005 and 2004, respectively, is as follows:

                                                     2005               2004
                                                   --------           --------
     Tax at U.S Statutory Rate:                      35.0%             35.0%
     State tax rate, net of federal benefits          5.7               5.7
     Change in valuation allowance                  (40.7)            (40.7)
                                                   --------           --------
           Effective tax rate                         0.0%              0.0%
                                                   ========           ========





Note 11-Legal Proceedings


During 2004, the Company settled claims from a vendor for $250,000. The Company has also agreed to indemnify such vendor up to approximately $460,000 plus 9% interest from March 1, 2004 in the event the Company breaches its warranty or representation of financial information provided to such vendor. The Company had provided for this settlement by recording $250,000 in accounts payable and accrued expenses as of December 31, 2003. Amounts due under the settlement, which amounted to $250,000, were paid in February 2004. The Company believes it has not breached its warranty or representations of its financial information. Accordingly, the Company does not provide for additional provision related to this matter.


In May 2004, the Company settled outstanding professional fees of approximately $663,000 due to its former counsel, of which approximately $62,000 were incurred in 2004. The Company has agreed to pay $425,000 in settlement of such claims, which was paid in September 2004. Additionally, as part of the settlement, a partner of the Company's former legal counsel's firm has acquired 375,000 shares of the Company's common stock for $75,000 in September 2004. This settlement generated a gain on settlement of obligations of approximately $238,000 which is included in other income for 2004.

                                       -F18-

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2005 and 2004

Note 12- Subsequent Event

During January 2006, the Company amended its agreements with its Chairman of the Board, its Chief Executive Officer, and its Executive Officer to allow principal repayments higher than required by such agreements to retain their services. The Company made principal repayments amounting to $600,000 towards its due to related parties.




















                                       -F19-