Form 10QSB
period 2006-03-31
Optionable Inc
filed 2006-05-05
CIK 1303433

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2006
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ________________
                        Commission file number: 000-51837


                                OPTIONABLE, INC.

        (Exact name of small business issuer as specified in its charter)

              Delaware                             52-2219407
 -----------------------------------         --------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)
  555 Pleasantville Road, South Building, Suite 110 Briarcliff Manor, NY 10150
               (Address of principal executive offices) (Zip Code)
                                 (914) 773-1100
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The total number of shares of the issuer's common stock, $.001 par value, outstanding at May 5, 2006 was 51,406,531.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation."

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                                OPTIONABLE, INC.
                                  BALANCE SHEET
                                 March 31, 2006
                                   (Unaudited)

                                     ASSETS
Current Assets:
Cash                                                                                                       $      1,989,520
Accounts receivable, net of provision for doubtful accounts of $70,189                                              618,431
Due from related party                                                                                              331,380
Incentives receivable                                                                                               242,602
                                                                                                          ------------------
     Total current assets                                                                                         3,181,933

  Property and equipment, net of accumulated depreciation of $432,512                                                37,571
  Other receivable                                                                                                  150,000
  Other assets                                                                                                       23,296
                                                                                                          ------------------
     Total assets                                                                                               $ 3,392,800
                                                                                                          ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                                                                    $         62,590
  Accrued compensation                                                                                              416,007
                                                                                                          ------------------
    Total current liabilities                                                                                       478,597

Due to chairman of the board, net of unamortized discount of $3,458,934                                           1,785,576
Due to executive officer, net of unamortized discount of $469,169                                                   139,528
Due to chief executive officer, net of unamortized discount of $258,697                                                   -
                                                                                                          ------------------
     Total liabilities                                                                                            2,403,701

Stockholders' Equity:
  Preferred Stock; $.0001 par value, 5,000,000 shares authorized, none issued
    and outstanding                                                                                                       -
  Common stock; $.0001 par value, 100,000,000 shares authorized,
    51,406,431 issued and outstanding                                                                                 5,141
  Additional paid-in capital                                                                                      7,947,556
  Accumulated deficit                                                                                            (6,963,598)
                                                                                                          ------------------
     Total stockholders' equity                                                                                     989,099
                                                                                                          ------------------
     Total liabilities and stockholders' equity                                                                 $ 3,392,800

                                                                                                          ==================





                  See Notes to Unaudited Financial Statements.
                                       F-1

                                OPTIONABLE, INC.
                            STATEMENTS OF OPERATIONS


                                                               For the three-month period ended
                                                               March 31,
                                                           -----------------------------------------
                                                                  2006                  2005
                                                           -------------------   -------------------
                                                              (Unaudited)           (Unaudited)

Brokerage fees                                              $       1,328,223     $         578,888
Brokerage fees-related party                                          597,014               386,755
Incentives                                                            308,759               193,159
                                                           -------------------   -------------------
Net revenues                                                        2,233,996             1,158,802

Cost of revenues                                                      631,047               414,544
Cost of revenues-related party                                        216,721               192,228
                                                           -------------------   -------------------
                                                                      847,768               606,772

Gross profit                                                        1,386,228               552,030

Operating expenses:
  Selling, general and administrative                                 209,492               218,609
  Share-based payment                                                   1,085                     -
  Research and development                                             68,630               127,022
                                                           -------------------   -------------------
     Total operating expenses                                         279,207               345,631
                                                           -------------------   -------------------
     Operating income                                               1,107,021               206,399
                                                           -------------------   -------------------
Other income (expense):
Interest income                                                         9,222                 2,611
Interest expense to related parties                                  (291,334)              (71,722)
                                                           -------------------   -------------------
                                                                     (282,112)              (69,111)
                                                           -------------------   -------------------
Net income                                                  $         824,909     $         137,288
                                                           ===================   ===================

Basic earnings per common share                                        $ 0.02                $ 0.00
                                                           ===================   ===================

Diluted earnings per common share                                      $ 0.02                $ 0.00
                                                           ===================   ===================

Basic weighted average common
shares outstanding                                                 51,406,431            51,406,431
                                                           ===================   ===================

Diluted weighted average common shares outstanding                 52,609,414            51,406,431
                                                           ===================   ===================

                  See Notes to Unaudited Financial Statements.

                                OPTIONABLE, INC.
                            STATEMENTS OF CASH FLOWS

                                                                For the three-month period ended
                                                                   March 31,
                                                                ---------------------------------
                                                                     2006              2005
                                                                ----------------  ---------------
                                                                  (Unaudited)      (Unaudited)

Cash flows from operating activities:
Net income                                                            $ 824,909        $ 137,288
Adjustments to reconcile net income to net cash provided by (used in)
 operating activities:
  Depreciation                                                            6,816            6,938
  Amortization of debt discount                                         291,334           71,722
  Provision for doubtful accounts                                         2,769          (56,352)
  Fair value of share-based payment                                       1,085                -
Changes in operating assets and liabilities:
  Accounts receivable                                                  (268,868)         (96,047)
  Due from related party                                                (27,808)        (107,782)
  Incentives receivable                                                 (87,819)        (155,947)
  Other assets                                                           25,793           (4,103)
  Accounts payable and accrued expenses                                 (42,394)          (4,871)
  Accrued compensation                                                   55,452          114,086
                                                                ----------------  ---------------
Net cash provided by (used in) operating activities                     781,269          (95,068)
                                                                ----------------  ---------------
Cash flows used in investing activity:
  Purchases of property and equipment                                    (3,202)          (2,306)
                                                                ----------------  ---------------
Net cash used in investing activity                                      (3,202)          (2,306)
                                                                ----------------  ---------------
Cash flows from financing activities:

  Principal repayments of due to chief executive officer               (300,000)               -
  Principal repayments of due to executive officer                     (100,000)               -
  Principal repayment of due to chairman of the board                  (200,000)               -
                                                                ----------------  ---------------
Net cash used in financing activities                                  (600,000)               -
                                                                ----------------  ---------------
 Net increase (decrease) in cash                                        178,067          (97,374)

Cash, beginning of peiord                                             1,811,453          907,126
                                                                ----------------  ---------------
Cash, end of period                                                 $ 1,989,520        $ 809,752
                                                                ================  ===============

Supplemental disclosures of cash flow information:
     Cash paid for taxes                                                    $ -              $ -
                                                                ================  ===============
     Cash paid for interest                                                 $ -              $ -
                                                                ================  ===============


                  See Notes to Unaudited Financial Statements.

                                       F3

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2006 and 2005
                                   (Unaudited)

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of recurring accruals, considered for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

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

The Company's accounts receivable are due from energy trading firms, financial institutions, and hedge funds, located primarily in the United States. Collateral is generally not required. One of the Company's customers accounted for 17% of its accounts receivable, net of doubtful accounts, at March 31, 2006. No other customers accounted for more than 10% of its accounts receivable at March 31, 2006.

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

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2006 and 2005
                                   (Unaudited)

Note 2- Summary of Significant Accounting Policies-Continued

Customer Concentration

One of the Company's customers accounted for approximately 10% and 13%, respectively of its revenues during the three-month periods ended March 31, 2006 and 2005, respectively. The Company minimizes its customer concentration risks by diversifying its existing customer base.

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

Software Development Costs

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Accounting Financial Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Costs of maintenance and customer support will be charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first. The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no software development costs have been capitalized as of March 31, 2006.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2006 and 2005
                                   (Unaudited)

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

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options amounted to 791,000 and 780,250 at March 31, 2006 and 2005, respectively. The outstanding warrants amounted to 1,750,000 and 1,000,000 at March 31, 2006 and 2005, respectively. The outstanding options and warrants at December 31, 2004 are excluded from the loss per share computation for the respective periods due to their antidilutive effect.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2006 and 2005
                                   (Unaudited)

Note 2- Summary of Significant Accounting Policies-Continued

The following sets forth the computation of basic and diluted earnings per share:

                                                        2006             2005
                                                        ----             ----
Numerator:
Net income                                            $824,909         $137,288

Denominator:
Denominator for basic earnings per share-
Weighted average shares outstanding                 51,406,431       51,406,431
Effect of dilutive employee stock options              168,200                0
Effect of dilutive warrants                          1,034,783                0
Denominator for diluted earnings per share-
Weighted average shares outstanding                 52,609,414       51,406,431

Basic earnings per share                                 $0.02            $0.00
Diluted earnings per share                               $0.02            $0.00
Anti-dilutive weighted-average shares                     0           1,780,250

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2006 and 2005
                                   (Unaudited)

Note 2- Summary of Significant Accounting Policies-Continued

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

The Company also receives incentives from United States exchanges for the volume of transactions conducted by the Company using their platform. The incentives are based on a percentage of the total revenues received by the exchange attributable to the Company's volume of transactions submitted to the respective exchanges. The Company estimates monthly such incentives based on the volumes of daily transactions submitted to the respective exchanges using the day of trade-trade date basis, and the exchanges' published revenues by type of transactions. The Company, pursuant to SAB 104, realizes the incentive revenues realized or realizable when all of the following criteria are met:

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

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2006 and 2005
                                   (Unaudited)

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

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2006 and 2005
                                   (Unaudited)

Note 2- Summary of Significant Accounting Policies-Continued

stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

Segment reporting

The Company operates in one segment, brokerage services. The Company's chief operating decision-maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statement of operations.

Recent Pronouncements

In May 2005, the Financial Accounting Standard Board ("FASB") issued Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" (SFAS 154). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 will have a material effect on our financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force ("EITF") issued EITF 05-2, "The Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19". EITF 05-2 retained the definition of a conventional convertible debt instrument as set forth in EITF 00-19, and which is used in determining certain exemptions to the accounting treatments prescribed under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". EITF 05-2 also clarified that certain contingencies related to the exercise of a conversion option would not be outside the definition of "conventional" and determined that convertible preferred stock with a mandatory redemption date would also qualify for similar exemptions if the economic characteristics of the preferred stock are more akin to debt than equity. EITF 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. We do not believe adoption of EITF 05-02 will have a material effect on our financial position, results of operations or cash flows.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2006 and 2005
                                   (Unaudited)

Note 2- Summary of Significant Accounting Policies-Continued

In July 2005, the FASB issued FASB Staff Position ("FSP") 150-5, "Accounting Under SFAS 150 for Freestanding Warrants and Other Similar Instruments on Redeemable Shares". FSP 150-5 clarifies that warrants on shares that are redeemable or puttable immediately upon exercise and warrants on shares that are redeemable or puttable in the future qualify as liabilities under SFAS 150, regardless of the redemption feature or redemption price. The FSP is effective for the first reporting period beginning after June 30, 2005, with resulting changes to prior period statements reported as the cumulative effect of an accounting change in accordance with the transition provisions of SFAS 150. We adopted the provisions of FSP 150-5 on July 1, 2005, which did not have a material effect on our financial statements.


In July 2005, the FASB issued EITF 05-6, "Determining the Amortization period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination", which addressed the amortization period for leasehold improvements made on operating leases acquired significantly after the beginning of the lease. The EITF is effective for leasehold improvements made in periods beginning after June 29, 2005. We adopted the provisions of EITF 05-6 on July 1, 2005, which did not have a material impact to the Company's financial position, results of operations and cash flows.


Note 3-Due from Related Party

In April 2004, under the Master Services Agreement, dated April 12, 2005, with Capital Energy Services LLC, the Company agreed to pay certain fixed and variable fees and support services to a related party entity partly owned by its Chief Executive Officer and by an Executive Officer in exchange for a share of revenues of the floor brokerage services of the related party. The fixed fees the Company has agreed to pay amount to $50,000 per year.

The Company's share of revenues of the floor brokerage services amounted to approximately $597,000 and $387,000, during the three-month period ended March 31, 2006 and 2005, respectively. The Company's share of expenses of the floor brokerage services amounted to approximately $216,000 and $192,000 during the three-month period ended March 31, 2006 and 2005, respectively. The Company has received approximately $352,000 from the related party in connection with such floor brokerage services during the three-month period ended March 31, 2006 and the related party owed approximately $331,000 at March 31, 2005.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2006 and 2005
                                   (Unaudited)

Note 3-Due from Related Party-continued

The Company recognizes its share of revenues of the floor brokerage services based on the commissions earned for such services which are recognized on the day of the trade-trade date basis.

Note 4-Other Receivable

The Company's other receivable consists of amounts due from a broker employed by a related party, an entity owned by our Chief Executive Officer and by an Executive Officer. This other receivable funded security deposits of $100,000 held at a US exchange and $50,000 held at a clearinghouse, which are required to maintain the Company's floor operations.

Note 5-Due to Related Parties

The terms and amounts of due to related parties at March 31, 2006 are as follows:

Due to Chairman of the Board, non-interest bearing, unsecured, payable by March 12, 2014, if the Company obtains additional equity or debt financing of at least $1,000,000 following the private placement which closed in September 2004 ("Capital Raise"), the Company will repay its Chairman of the Board up to 39.33% of the Capital Raise, up to $2,810,877, with the remaining balance and accrued interest of 4.68% from the date of the
Capital Raise due on March 22, 2014:                                 $5,244,510
Discount, using initial implied rate of 12%:                         (3,458,934)
                                                                     -----------
                                                                     $1,785,576
                                                                     ===========

Due to Executive Officer, non-interest bearing, unsecured,
payable by March 12, 2014, if the Company obtains additional equity or debt financing of at least $1,000,000 following a Capital Raise, the
Company will repay its Executive Officer up to 5.3% of the
Capital Raise, up to $381,250, with the remaining balance and accrued interest of 4.68% from the date of the Capital Raise
 due on March 22, 2014:                                                $608,697
Discount, using initial implied rate of 12%:                           (469,169)
                                                                       ---------
                                                                       $139,528
                                                                       =========

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2006 and 2005
                                   (Unaudited)

Note 5-Due to Related Parties-continued

Due to Chief Executive Officer, non-interest bearing, unsecured, payable by March 12, 2014, if the Company obtains additional equity or debt financing of at least $1,000,000 following a Capital Raise, the Company will repay its Chief Executive Officer up to 5.3% of the
Capital Raise, up to $381,250, with the remaining balance and accrued interest of 4.68% from the date of the Capital Raise
 due on March 22, 2014:                                                $258,697
Discount, using initial implied rate of 12%:                           (258,697)
                                                                       ---------
                                                                       $      -
                                                                       =========


During April 2005, the Company modified the terms of its due to related parties. The modified terms provide that, in the event of a Capital Raise, among other things, the interest rate accrued after such event is reduced from 12% to 4.68%. Additionally, the modified terms provide that the Company may make principal repayments towards the due to Chairman of the Board, the due to its Chief Executive Officer, and the due to related party amounting to approximately 25% of its cash flows from operating cash flows less capital expenditures. During April 2006, the Company modified the terms of its due to related parties to allow the Company to make principal repayments at its discretion.

The amortization of the discount on the due to related parties amounted to approximately $291,000 and $72,000 during the three-month period ended March 31, 2006 and 2005, respectively.

During January 2006, the Company made principal repayments amounting to $600,000 towards its due to related parties.

Note 6- Other Related Party Transactions

The Company provides administrative services to a related party, an entity owned by the Company's Chief Executive Officer and an Executive Officer. The Company charged approximately $4,000 and $4,000 during the three-month period ended March 31, 2006 and 2005, respectively, for such services. The related party owes the Company approximately $4,000 at March 31, 2006.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2006 and 2005
                                   (Unaudited)

Note 6-Other Related Party Transactions

The Company has recognized revenues of approximately $4,000 and $37,000 during the three-month periods ended March 31, 2006 and 2005, respectively, from three related parties, entities in which its Chairman of the Board is also the managing director. Such related parties owe the Company approximately $4,000 as of March 31, 2006.

Note 7- Stockholders' Equity

Stock Compensation Plan

During November 2004, the Company adopted the 2004 Stock Option Plan ("2004 Plan"). The 2004 Plan allows for the grant of both incentive stock options and nonstatutory stock options. The 2004 Plan may be administered, interpreted and constructed by the Board of Directors or a compensation committee. The maximum number of shares of common stock which may be issued pursuant to options granted under the 2004 Plan may not exceed 7,500,000 shares. There are 791,000 options outstanding at March 31, 2006.The outstanding options are exercisable at a weighted average price per share of $0.21 per share. No options were granted for the three-month period ended March 31, 2006. The options outstanding vest over periods ranging between 18 months and three years. During the three-month period ended March 31, 2006, we recorded a share-based payment expense amounting to approximately $1,000. The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for optionholders, which is generally the vesting period of the options. The fair value of the options is based on the Black Scholes Model using the following assupmtions :

Exercise price :                    $0.20-$0.30
Market price at date of grant :     $0.20-$0.30
Volatiltity :                           none
Expected dividend rate :                 0%
Rsik-free interest rate :           2.78%-4.37%

If any options granted under the 2004 Plan expires or terminates without having been exercised or ceased to be exercisable, such options will be available again under the 2004 Plan. All employees of the Company and its subsidiaries are eligible to receive incentive stock options and nonstatutory stock options. Non-employee directors and outside consultants who provided bona-fide services not in connection with the offer or sale of securities in a capital raising transaction are eligible to receive nonstatutory stock options. Incentive stock options may not be granted below their fair market value at the time of grant or, if to an individual who beneficially owns more than 10% of the total combined voting power of all stock classes of the Company or a subsidiary, the option price may not be less than 110% of the fair value of the common stock at the time of grant. The expiration date of an incentive stock option may not be longer than ten years from the date of grant. Option holders, or their representatives, may exercise their vested options up to three months after their employment termination or one year after their death or permanent and total disability. The 2004 Plan

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2006 and 2005
                                   (Unaudited)

Note 7- Stockholders' Equity

provides for adjustments upon changes in capitalization.

During February 2006, the Company issued 1,200,000 warrants to a company wholly-owned by its Chief Executive Officer. The exercise price of the warrants is $0.95 per share. The warrants expire in February 2009. The warrants become exercisable in tranches of 400,000 warrants beginning June 30, 2006, and every six months thereafter, upon reaching certain trading milestones by two of the Company's customers. The Company will recognize the fair value of the exercisable warrants when performance has occurred. No value has been attributed to the warrants at March 31, 2006. Accordingly, no expense has been recorded in connection with the issuance of the warrants for the three-month period ended March 31, 2006.

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

We are developing our electronic trading system, OPEX. We had temporarily discontinued such efforts in 2003 and resumed them in late 2004. We have substantially completed the development of the initial version of OPEX. We will actively market its use once we finalize its integration with the New York Mercantile Exchange's ("NYMEX") ClearPort, enable its electronic confirmation and billing system, and ensure that all transactions entered in OPEX are properly processed. We believe this will occur in the second half of 2006. We anticipate that we will continue to invest in research development during 2006 to at least comparable level of expenditures we incurred during 2005, which is approximately $500,000. We believe that the marketing costs associated with the initial launch will be at least $100,000.

We believe that a majority of our futures and OTC related revenues will continue to be generated through voice-brokerage for the foreseeable future. Once OPEX is commercially launched, we expect that revenues generated through OPEX will constitute a small but growing portion of our revenues.

We expect that our cost of revenues will increase in the foreseeable future as a result of the new 50-month employment contract we entered with Kevin Cassidy which provides fixed and variable compensation exceeding the amounts we paid him as a consultant. For example, Kevin Cassidy's fixed compensation will gradually increase from the $215,000 we paid him as a consultant to $350,000 by 2009. Additionally, Kevin Cassidy's employment agreement provides that beginning with the first month of the quarter in which the amount payable to Kevin Cassidy is fully paid, he will be paid additional cash compensation amounting to 5% of our gross revenues and stock compensation amounting to 2% of our gross revenues. Furthermore, we will issue options to Kevin Cassidy equal to 20% of the number of shares of common stock issuable under warrants which become exercisable pursuant to any Order Flow Agreements (Order Flow Agreements are the agreements under which we issue warrants to a firm based on the volume of orders the firm placed with us). Finally, we will issue to Kevin Cassidy 5,000 options each time a firm registers with and executes its first 10,000 lots on our OPEX platform. The total number of such options will be limited to 2,500,000.

This discussion and analysis of our financial condition should be read in connection with our financial statements and accompanying notes thereto for the fiscal year ended December 31, 2005, including without limitation the information set forth under the heading "Critical Accounting Policies and Estimates".

This discussion and analysis of our financial condition should be read in connection with our financial statements and accompanying notes thereto in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, including without limitation the information set forth under the heading "Critical Accounting Policies and Estimates".

RESULTS OF OPERATIONS

                              Results of Operations
                                   (Unaudited)

                                                                                                Increase/        Increase/
                                                          For the three-month period ended     (Decrease)       (Decrease)
                                                          March 31,                             in $ 2006        in % 2006
                                                         ---------------------------------
                                                              2006              2005             vs 2005          vs 2005
                                                         --------------    ---------------    --------------    ------------
Brokerage fees                                            $  1,328,223      $     578,888      $    749,335          129.4%
Brokerage fees-related party                                   597,014            386,755           210,259           54.4%
Incentives                                                     308,759            193,159           115,600           59.8%
                                                         --------------    ---------------    --------------    ------------
Net revenues                                                 2,233,996          1,158,802         1,075,194           92.8%

Cost of revenues                                               631,047            414,544           216,503           52.2%
Cost of revenues-related party                                 216,721            192,228            24,493           12.7%
                                                         --------------    ---------------    --------------    ------------
                                                               847,768            606,772           240,996           39.7%

Gross profit                                                 1,386,228            552,030           834,198          151.1%

Operating expenses:
  Selling, general and administrative                          209,492            218,609            (9,117)          -4.2%
  Share-based payment                                            1,085                  -             1,085            NM
  Research and development                                      68,630            127,022           (58,392)         -46.0%
                                                         --------------    ---------------    --------------    ------------
     Total operating expenses                                  279,207            345,631           (66,424)         -19.2%

     Operating income                                        1,107,021            206,399           900,622          436.3%

  Other income (expense):
  Interest income                                                9,222              2,611             6,611          253.2%
  Interest expense-related parties                            (291,334)           (71,722)          219,612          306.2%
                                                         --------------    ---------------    --------------    ------------
                                                              (282,112)           (69,111)          213,001            NM

Net income                                                   $ 824,909          $ 137,288         $ 687,621          500.9%
                                                         ==============    ===============    ==============    ============


NM:  Not meaningful

Revenues consist primarily of fees earned from natural gas derivatives transactions and related incentives arrangements. The increase in brokerage fees during the three-month period ended March 31, 2006 when compared to the prior year period is primarily due to an increase in the brokerage fees resulting from increased volume of transactions of natural gas derivatives traded on the OTC market on behalf of existing clients. The increase in brokerage fees-related party during the three-month period ended March 31, 2005 when compared to the prior year period is primarily due to an increase in fees resulting from increased volume of transactions of natural gas derivatives traded on the futures market on behalf of existing clients. The increase in incentives earned pursuant to agreements with two exchanges was due to a higher volume of transactions handled by us on such exchanges.

Cost of revenues

Cost of revenues consists primarily of compensation of personnel directly associated with handling the natural gas derivative transactions on behalf of our clients as well as expenses associated with our floor brokerage operations. The increase in cost of revenues and cost of revenues-related party during the three-month period ended March 31, 2006 when compared to the prior year period is primarily attributable to increased commissions paid to our brokers resulting from higher brokerage fees we earned.

Selling, general, and administrative expenses

Selling, general, and administrative expenses consists primarily of compensation of personnel supporting our operations as well as professional fees, such as legal fees, incurred to handle certain matters which occur during the course of operations. The selling, general, and administrative expenses has remained consistent during the three-month period ended March 31, 2006 when compared to the prior year period.




Research and development

Research and development expenses consist primarily of compensation of personnel and consultants associated with the development and testing of our automated electronic trading system. The decrease in research and development expenses during the three-month period ended March 31, 2006 when compared to the prior year period is primarily due to using an offshore testing company which provides their services at much lower rates than the firm we were using during 2005.

Interest expense to related parties

Interest expense to related parties consists of interest charges associated with amounts due to related parties, Mark Nordlicht, our Chairman, Kevin Cassidy, our Chief Executive Officer, and Edward O'Connor, our President. The increase in interest expense to related parties during the three-month period ended March 31, 2006 when compared to the prior year period is primarily due to the acclerated amortization of debt discount associated with the amount due to Kevin Cassidy. We have accelerated the amortization discount on this debt since we are reimbursing the debt at a faster rate than initialy contemplated.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our operations primarily from proceeds of notes payable to Mark Nordlicht, our Chairman and one of our principal stockholders, through a private placement of our common stock, and, more recently, from cash generated from operating activities.

During the three-month period ended March 31, 2006, we generated cash of approximately $780,000 from operating activities, primarily resulting from:
o net income of approximately $824,000, adjusted for non-cash interest expense of approximately $291,000; and
o an increase in accounts receivable of approximately $269,000, resulting from an increase in related revenues.

We used our cash generated from operating activities to make principal repayments of approximately $300,000, $100,000 and $200,000 on amounts due to Kevin Cassidy, our Chief Executive Officer, Edward O'Connor, our President and former Chief Executive Officer, and Mark Nordlicht, our Chairman of the Board, respectively.

During the three-month period ended March 31, 2005, we used cash flows from operations of approximately $95,000 in our operating activities, primarily resulting from:
o Our net income of approximately $137,000, adjusted by a non-cash interest expense of approximately $72,000;
o an increase in accounts receivable of approximately $96,000, resulting from an increase in related revenues;
o an increase in due from related party of approximately $108,000, resulting from an increase in related revenues;
o an increase in incentives receivable of approximately $156,000, resulting from an increase in related revenues; and
o an increase in accrued compensation of approximately $114,000, resulting from an increase in commissions related to higher revenues.


We believe that the employment arrangement with our new Chief Executive Officer, Kevin Cassidy, may decrease our cash flows from operating activities if our revenues decrease or if we are unable to increase our revenues in an amount sufficient to cover the additional cash compensation we will pay to Kevin Cassidy. Kevin Cassidy's fixed compensation will gradually increase from the $215,000 we paid him as a consultant to $350,000 by 2009. Additionally, Kevin Cassidy's compensation agreement provides that beginning with the first month of the quarter in which the amount payable to Kevin Cassidy is fully paid, he will be paid incremental cash compensation amounting to 5% of our gross revenues.


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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of significant accounting policies is included in Note 3 of the audited financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2005. There have been no changes in our critical accounting policies since the date of such audited financial statements. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition. Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for us include revenue recognition.


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

We also receive incentives from NYMEX and Intercontinental Exchange, Inc. ("ICE") for the volume of OTC transactions we submit to their clearing platforms on behalf of our clients. The incentives are based on a percentage of the total revenues received by the exchange attributable to our volume of transactions submitted to the respective exchanges. We also apply our judgment when making estimates monthly of such incentives based on the volumes of transactions submitted to the respective exchanges and the exchanges' published revenues by type of transaction.

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

The Certifying Officers have also indicated that there were no significant changes in our internal controls over financial reporting that occured during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During February 2006, we issued 1,200,000 warrants to Pierpont Capital Corp., a company of which our Chief Executive Officer, Kevin Cassidy, is the principal stockholder. The warrants are exercisable at a price of $0.95 per share and become exercisable by traunches of 400,000 warrants effective June 30, 2006 and every six months thereafter, provided that certain performance milestones are met. The warrants expire in February 2009. The issuance was exempt from registration pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

(a)      Exhibits

Exhibit 10.1 Form of Warrant Agreement for the Purchase of Common Stock of Optionable, Inc. Between Optionable, Inc. and Pierpont Capital Corp. dated February 23, 2006

Exhibit 31.1   Certification of the Chief Executive Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of May , 2006.

                                                 OPTIONABLE, INC.

                                               By: /s/   Kevin Cassidy
                                                         -------------
                                                  Name:  Kevin Cassidy
                                                 Title:  Chief Executive Officer



                                              By: /s/   Marc-Andre Boisseau
                                                        -------------------
                                                 Name:  Marc-Andre Boisseau
                                                Title:  Chief Financial Officer