Form 10QSB
period 2006-06-30
Optionable Inc
filed 2006-07-25
CIK 1303433

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2006
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ________________
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

The total number of shares of the issuer's common stock, $.001 par value, outstanding at July 25, 2006 was 51,472,475.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation."

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                                          OPTIONABLE, INC.
                                           BALANCE SHEET
                                           June 30, 2006
                                            (Unaudited)

                                               ASSETS


Current Assets:
Cash                                                                            $      2,384,146
Accounts receivable, net of provision for doubtful accounts of $39,561                   758,071
Due from related party                                                                   374,085
Incentives receivable                                                                    351,899
                                                                                ------------------
     Total current assets                                                              3,868,201

  Property and equipment, net of accumulated depreciation of $440,118                     44,406
  Other receivable                                                                       150,000
  Other assets                                                                            56,917
                                                                                ------------------
     Total assets                                                               $      4,119,524
                                                                                ==================

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                                         $        62,712
  Accrued compensation                                                                  568,022
                                                                                ------------------
    Total current liabilities                                                           630,734

Due to chairman of the board, net of unamortized discount of $3,393,399               1,651,111
Due to executive officer, net of unamortized discount of $460,280                        48,417
                                                                                ------------------
     Total liabilities                                                                2,330,262

Stockholders' Equity:
  Preferred stock; $.0001 par value, 5,000,000 shares authorized, none issued
    and outstanding                                                                           -
  Common stock; $.0001 par value, 100,000,000 shares authorized,
    51,472,475 issued and outstanding                                                      5,147
  Additional paid-in capital                                                           8,079,168
  Accumulated deficit                                                                 (6,295,053)
                                                                                ------------------
     Total stockholders' equity                                                        1,789,262
                                                                                ------------------
     Total liabilities and stockholders' equity                                 $      4,119,524
                                                                                ==================

                            See Notes to Unaudited Financial Statements.
                                                  3

                                OPTIONABLE, INC.
                            STATEMENTS OF OPERATIONS


                                                     For the three-month period ended       For the six-month period ended
                                                                  June 30,                              June 30,
                                                    ------------------------------------    -------------------------------
                                                          2006               2005               2006              2005
                                                    -----------------   ----------------    -------------     -------------
                                                       (Unaudited)         (Unaudited)        (Unaudited)       (Unaudited)

Brokerage fees                                      $      1,433,624    $       739,265     $  2,761,847      $  1,318,153
Brokerage fees-related party                                 605,027            402,590        1,202,041           789,345
Incentives                                                   438,013            136,129          746,772           329,288
                                                    -----------------   ----------------    -------------     -------------
Net revenues                                               2,476,664          1,277,984        4,710,660         2,436,786

Cost of revenues                                           1,070,759            507,851        1,701,806           922,395
Cost of revenues-related party                               118,251            288,482          334,972           480,710
                                                    -----------------   ----------------    -------------     -------------
                                                           1,189,010            796,333        2,036,778         1,403,105

Gross profit                                               1,287,654            481,651        2,673,882         1,033,681

Operating expenses:
  Selling, general and administrative                        226,692            116,723          437,269           335,332
  Research and development                                    77,169            129,367          145,799           256,389
                                                    -----------------   ----------------    -------------     -------------

     Total operating expenses                                303,861            246,090          583,068           591,721
                                                    -----------------   ----------------    -------------     -------------

     Operating income                                        983,793            235,561        2,090,814           441,960
                                                    -----------------   ----------------    -------------     -------------

Other income (expense):
Interest income                                               17,875              3,664           27,097             6,275
Interest expense to related parties                         (333,121)           (73,936)        (624,455)         (145,658)
                                                    -----------------   ----------------    -------------     -------------
                                                            (315,246)           (70,272)        (597,358)         (139,383)
                                                    -----------------   ----------------    -------------     -------------

Net income                                          $        668,547    $       165,289     $  1,493,456      $    302,577
                                                    =================   ================    =============     =============

Basic earnings per common share                     $           0.01    $          0.00     $       0.03      $       0.01
                                                    =================   ================    =============     =============

Diluted earnings per common share                   $           0.01    $          0.00     $       0.03      $       0.01
                                                    =================   ================    =============     =============

Basic weighted average common
shares outstanding                                        51,407,165         51,406,431       51,406,798        51,406,431
                                                    =================   ================    =============     =============

Diluted weighted average common shares outstanding        52,465,725         51,406,431       52,588,678        51,406,431
                                                    =================   ================    =============     =============

                            See Notes to Unaudited Financial Statements.
                                                   4

                                                      OPTIONABLE, INC.
                                                   STATEMENTS OF CASH FLOWS

                                                                                For the six-month period ended
                                                                                            June 30,
                                                                            ----------------------------------------
                                                                                   2006                  2005
                                                                            ------------------   -------------------
                                                                                (Unaudited)            (Unaudited)

Cash flows from operating activities:
Net income                                                                  $       1,493,456    $          302,577
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation                                                                         14,422                14,155
  Amortization of debt discount                                                       624,455               145,658
  Provision for doubtful accounts                                                     (27,859)              (46,439)
  Fair value of warrants and options                                                   83,170                     -
  Fair value of shares issued to chief executive officer                               49,533                     -
Changes in operating assets and liabilities:                                                -                 6,060
  Accounts receivable                                                                (377,880)             (221,851)
  Due from related party                                                              (70,513)               10,122
  Incentives receivable                                                              (197,116)               24,343
  Other assets                                                                         (7,828)              (30,987)
  Accounts payable and accrued expenses                                               (42,274)              (39,188)
  Accrued compensation                                                                207,467                34,597
                                                                            ------------------   -------------------
Net cash provided by operating activities                                           1,749,033               199,047
                                                                            ------------------   -------------------
Cash flows used in investing activity:
  Purchases of property and equipment                                                 (17,643)               (5,653)
                                                                            ------------------   -------------------

Net cash used in investing activity                                                   (17,643)               (5,653)
                                                                            ------------------   -------------------

Cash flows from financing activities:

  Principal repayments of due to chief executive officer                             (558,697)             (150,000)
  Principal repayments of due to executive officer                                   (200,000)                    -
  Principal repayment of due to chairman of the board                                (400,000)              (69,638)
                                                                            ------------------   -------------------

Net cash used in financing activities                                              (1,158,697)             (219,638)
                                                                            ------------------   -------------------

 Net increase (decrease) in cash                                                      572,693               (26,244)

Cash, beginning of period                                                           1,811,453               907,126
                                                                            ------------------   -------------------

Cash, end of period                                                         $       2,384,146    $          880,882
                                                                            ==================   ===================

Supplemental disclosures of cash flow information:
     Cash paid for taxes                                                    $               -    $                -
                                                                            ==================   ===================

     Cash paid for interest                                                 $               -    $                -
                                                                            ==================   ===================

                                   See Notes to Unaudited Financial Statements.
                                                            5

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2006 and 2005
                                   (Unaudited)

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of recurring accruals, considered for a fair presentation have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

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

The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. During the six months ended June 30, 2006, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

The Company's accounts receivable are due from energy trading firms, financial institutions, and hedge funds, located primarily in the United States. Collateral is generally not required. Three of the Company's customers accounted for 30%, 20% and 19% of its accounts receivable net of doubtful accounts, respectively, at June 30, 2006. No other customers accounted for more than 10% of its accounts receivable at June 30, 2006.

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

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2006 and 2005
                                   (Unaudited)

Note 2- Summary of Significant Accounting Policies-Continued

Customer Concentration

One of the Company's customers accounted for approximately 22% and 15%, respectively of its revenues during the six-month periods ended June 30, 2006 and 2005, respectively. The Company minimizes its customer concentration risks by diversifying its existing customer base.

Product Concentration

All of the Company's revenues are derived from fees earned from energy derivatives transaction fees and related incentives provided by exchanges.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivables, incentives receivable, due from related party, accounts payable and accrued expenses approximate their fair value due to their short-term maturities. The carrying amount of due to Chairman of the board and due to an executive officer approximate their fair value based on the Company's incremental borrowing rate.

Software Development Costs
Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Accounting Financial Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Costs of maintenance and customer support will be charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first. The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no software development costs have been capitalized as of June 30, 2006.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2006 and 2005
                                   (Unaudited)

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

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options amounted to 791,000 and 780,250 at June 30, 2006 and 2005, respectively. The outstanding warrants amounted to 1,650,000 and 1,000,000 at June 30, 2006 and 2005, respectively. The outstanding options and warrants at June 30, 2005 are excluded from the loss per share computation for the respective period due to their antidilutive effect.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2006 and 2005
                                   (Unaudited)

Note 2- Summary of Significant Accounting Policies-Continued

The following sets forth the computation of basic and diluted earnings per share for the six-month period ended June 30:

                                                  2006                 2005
                                                  ----                 ----
Numerator:
Net income                                     $1,493,456           $302,577
                                               ==========           ========

Denominator:
Denominator for basic earnings per share-
Weighted average shares outstanding            51,406,798         51,406,431
Effect of dilutive employee stock options         142,380                  0
Effect of dilutive warrants                     1,039,500                  0
                                              ------------      -------------
Denominator for diluted earnings per share-
Weighted average shares outstanding            52,588,678         51,406,431
                                              ============      =============

Basic earnings per share                            $0.03             $0.01
                                                    =====             =====
Diluted earnings per share                          $0.03             $0.01
                                                    =====             =====
Anti-dilutive weighted-average shares                   0         1,780,250
                                                    =====       ===========

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2006 and 2005
                                   (Unaudited)

Note 2- Summary of Significant Accounting Policies-Continued

Revenue Recognition

Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") No. 104 "Revenue Recognition".

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

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2006 and 2005
                                   (Unaudited)

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

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2006 and 2005
                                   (Unaudited)

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

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2006 and 2005
                                   (Unaudited)

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

The Company's share of revenues of the floor brokerage services amounted to approximately $1.2 million and $790,000, during the six-month periods ended June 30, 2006 and 2005, respectively. The Company's share of expenses of the floor brokerage services amounted to approximately $335,000 and $481,000 during the six-month periods ended June 30, 2006 and 2005, respectively. The Company has received approximately $777,000 from the related party in connection with such floor brokerage services during the six-month period ended June 30, 2006 and the related party owed approximately $374,000 at June 30, 2006.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2006 and 2005
                                   (Unaudited)

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

Note 5-Due to Related Parties

The terms and amounts of due to related parties at June 30, 2006 are as follows:

Due to Chairman of the Board, non-interest bearing, unsecured, payable by March 12, 2014, if the Company obtains additional equity or debt financing of at least $1,000,000 following the private placement which closed in September 2004 ("Capital Raise"), the Company will repay its Chairman of the Board up to 39.33% of the Capital Raise, up to $2,810,877, with the remaining balance and accrued interest of 4.68% from the date of the
Capital Raise due on March 22, 2014:                         $5,044,510
Discount, using initial implied rate of 12%:                 (3,393,399)
                                                          ---------------
                                                             $1,651,111
                                                          ===============

Due to Executive Officer, non-interest bearing, unsecured, payable by March 12, 2014, if the Company obtains additional equity or debt financing of at least $1,000,000 following a Capital Raise, the Company will repay its Executive Officer up to 5.3% of the Capital Raise, up to $381,250, with the remaining balance and accrued interest of 4.68% from the date of the Capital Raise
due on March 22, 2014:                                         $508,697
Discount, using initial implied rate of 12%:                   (460,280)
                                                            -------------
                                                               $ 48,417
                                                            =============

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2006 and 2005
                                   (Unaudited)

Note 5-Due to Related Parties-continued

During April 2005, the Company modified the terms of its due to related parties. The modified terms provide that, in the event of a Capital Raise, among other things, the interest rate accrued after such event is reduced from 12% to 4.68%. Additionally, the modified terms provide that the Company may make principal repayments towards the due to Chairman of the Board and the due to its Executive Officer amounting to approximately 25% of its cash flows from operating cash flows less capital expenditures. During April 2006, the Company modified the terms of its due to related parties to allow the Company to make principal repayments at its discretion.

The Company satisified its due to Chief Executive Officer during the six-month period ended June 30, 2006. The due to Chief Executive Officer had the same terms as the due to Executive Officer.

The amortization of the discount on the due to related parties amounted to approximately $624,000 and $146,000 during the six-month period ended June 30, 2006 and 2005, respectively.

During the six-month period ended June 30, 2006, the Company made principal repayments amounting to approximately $1.2 million towards its due to related parties.

Note 6- Other Related Party Transactions

The Company provides administrative services to a related party, an entity owned by the Company's Chief Executive Officer and an Executive Officer. The Company charged approximately $8,000 and $8,000 during the six-month period ended June 30, 2006 and 2005, respectively, for such services. The related party owed the Company approximately $6,000 at June 30, 2006.

The Company has recognized revenues of approximately $6,000 and $61,000 during the six-month periods ended June 30, 2006 and 2005, respectively, from three related parties, entities in which its Chairman of the Board is also the managing director. Such related parties owed the Company approximately $2,000 as of June 30, 2006.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2006 and 2005
                                   (Unaudited)

Note 7- Stockholders' Equity

During June 2006, the Company issued 66,044 shares of common stock to its Chief Executive Officer. The shares were valued at approximately $50,000, based on the Company's quoted price at the date of issuance. The shares issued pursuant to the employment agreement with the Company's Chief Executive Officer.

On May 30, 2006, The Company's Board of Directors authorized the repurchase of such number of shares of its common stock that have an aggregate purchase price not in excess of $200,000 at the rate of up to $50,000 worth of common stock each quarter. No purchases were made during the six month period ended June 30, 2006.

Stock Compensation Plan

During November 2004, the Company adopted the 2004 Stock Option Plan ("2004 Plan"). The 2004 Plan allows for the grant of both incentive stock options and nonstatutory stock options. The 2004 Plan may be administered, interpreted and constructed by the Board of Directors or a compensation committee. The maximum number of shares of common stock which may be issued pursuant to options granted under the 2004 Plan may not exceed 7,500,000 shares. There are 791,000 options outstanding at June 30, 2006. The outstanding options are exercisable at a weighted average price per share of $0.21 per share. No options were granted for the six-month period ended June 30, 2006. The options outstanding vest over periods ranging between 18 months and three years. During the six-month period ended June 30, 2006, we recorded a share-based payment expense amounting to approximately $2,000 in connection with such options. The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for optionholders, which is generally the vesting period of the options. The fair value of the options is based on the Black Scholes Model using the following assumptions :

Exercise price :                    $0.20-$0.30
Market price at date of grant :     $0.20-$0.30
Volatility :                               none
Expected dividend rate :                     0%
Risk-free interest rate :           2.78%-4.37%

If any options granted under the 2004 Plan expires or terminates without having been exercised or cease to be exercisable, such options will be available again under the 2004 Plan. All employees of the Company and its subsidiaries are eligible to receive incentive stock options and nonstatutory stock options. Non-employee directors and outside consultants who provided bona-fide services not in connection with the offer or sale of securities in a capital raising transaction are eligible to receive nonstatutory stock options. Incentive stock options may not be granted below their fair market value at the time of grant or, if to an individual who beneficially owns more than 10% of the total combined voting power of all stock classes of the Company or a subsidiary, the option price may not be less than 110% of the fair value of the common stock at the time of grant. The expiration date of an incentive stock option may not be longer than ten years from the date of grant. Option holders, or their representatives, may exercise their vested options up to three months after their employment termination or one year after their death or permanent and total disability. The 2004 Plan provides for adjustments upon changes in capitalization.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2006 and 2005
                                   (Unaudited)

Note 7- Stockholders' Equity

During February 2006, the Company issued 1,200,000 warrants to a company wholly-owned by its Chief Executive Officer. The exercise price of the warrants is $0.95 per share. The warrants expire in February 2009. The warrants become exercisable in tranches of up to 400,000 warrants beginning June 30, 2006, and every six months thereafter, upon reaching certain trading milestones by two of the Company's customers. The Company recognizes the fair value of the exercisable warrants when performance has occurred. The Company has recognized an expense of $81,000 and $6,000 during the six-month period ended June 30, 2006 and 2005, respectively. The fair value of the warrants are based on their fair value at the time of grant. The fair value of the options is based on the Black Scholes Model using the following assumptions :

Exercise price :                    $0.20-$0.95
Market price at date of grant :     $0.20-$0.95
Volatility :                           none-57%
Expected dividend rate :                     0%
Risk-free interest rate :           4.37%-5.13%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

In recent years, the energy trading industry changed drastically. Long a volatile industry, high profile bankruptcies, such as Enron, sparked a flight of capital and a lack of confidence in the financial position of energy related market participants, which forced energy companies to depart the energy derivatives trading markets. We believe that the flow of investment out of energy trading markets was mostly felt during 2003. Since 2004, we have observed a higher level of participants within the financial institutions and hedge fund community committing capital to energy trading, which has increased the level of volume within the energy trading markets. Such higher level of participation has also increased our revenues, net income, and cash flow from operating activities which has improved our financial condition. We also believe that we will need to continue to increase our research and development expenditures and our sales and marketing expenses in the foreseeable future which would be financed by our cash flows from operations.

We have developed the initial version of our electronic trading system, OPEX and have announced its functionality in July 2006 . We had temporarily discontinued such efforts in 2003 and resumed them in late 2004. We anticipate that we will continue to invest in research and development during 2006 to at least comparable level of expenditures we incurred during 2005, which was approximately $500,000. We believe that the marketing costs associated with the initial launch will be at least $100,000.

We believe that a majority of our futures and OTC related revenues will continue to be generated through voice-brokerage for the foreseeable future. We expect that revenues generated through OPEX will constitute a small but growing portion of our revenues for the foreseeable future.

We expect that our cost of revenues will increase in the foreseeable future as a result of the 50-month employment contract we entered with Kevin Cassidy which provides fixed and variable compensation exceeding the amounts we paid him as a consultant. For example, Kevin Cassidy's fixed compensation will gradually increase from the $215,000 we paid him as a consultant to $350,000 by 2009. Additionally, Kevin Cassidy's employment agreement provides that beginning with the first month of the quarter in which the amount payable to Kevin Cassidy is fully paid, he will be paid additional cash compensation amounting to 5% of our gross revenues and stock compensation amounting to 2% of our gross revenues. Furthermore, we will issue options to Kevin Cassidy equal to 20% of the number of shares of common stock issuable under warrants which become exercisable pursuant to any Order Flow Agreements (Order Flow Agreements are the agreements under which we issue warrants to a firm based on the volume of orders the firm placed with us). Finally, we will issue to Kevin Cassidy 5,000 options each time a firm registers with and executes its first 10,000 lots on our OPEX platform. The total number of such options will be limited to 2,500,000.

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

RESULTS OF OPERATIONS


                                           Results of Operations
                                                 (Unaudited)


                                                                                                Increase/        Increase/
                                                          For the six-month period ended       (Decrease)       (Decrease)
                                                                       June 30,                 in $ 2006        in % 2006
                                                         ---------------------------------
                                                              2006               2005             vs 2005          vs 2005
                                                         --------------    ---------------    --------------    ------------
Brokerage fees                                             $ 2,761,847        $ 1,318,153       $ 1,443,694          109.5%
Brokerage fees-related party                                 1,202,041            789,345           412,696           52.3%
Incentives                                                     746,772            329,288           417,484          126.8%
                                                         --------------    ---------------    --------------    ------------
Net revenues                                                 4,710,660          2,436,786         2,273,874           93.3%

Cost of revenues                                             1,701,806            922,395           779,411           84.5%
Cost of revenues-related party                                 334,972            480,710          (145,738)         -30.3%
                                                         --------------    ---------------    --------------    ------------
                                                             2,036,778          1,403,105           633,673           45.2%

Gross profit                                                 2,673,882          1,033,681         1,640,201          158.7%

Operating expenses:
  Selling, general and administrative                          437,269            335,332           101,937           30.4%
  Research and development                                     145,799            256,389          (110,590)         -43.1%
                                                         --------------    ---------------    --------------    ------------
     Total operating expenses                                  583,068            591,721            (8,653)          -1.5%

     Operating income                                        2,090,814            441,960         1,648,854          373.1%

  Other income (expense):
  Interest income                                               27,097              6,275            20,822          331.8%
  Interest expense-related parties                            (624,455)          (145,658)          478,797          328.7%
                                                         --------------    ---------------    --------------    ------------
                                                              (597,358)          (139,383)          457,975         NM

Net income                                                 $ 1,493,456          $ 302,577       $ 1,190,879          393.6%
                                                         ==============    ===============    ==============    ============
NM:  Not meaningful

Revenues consist primarily of fees earned from natural gas derivatives transactions and related incentives arrangements. The increase in brokerage fees during the six-month period ended June 30, 2006 when compared to the prior year period is primarily due to an increase in the brokerage fees resulting from increased volume of transactions of natural gas derivatives traded on the OTC market on behalf of existing clients. The increase in brokerage fees-related party during the six-month period ended June 30, 2006 when compared to the prior year period is primarily due to an increase in fees resulting from increased volume of transactions of natural gas derivatives traded on the futures market on behalf of existing clients. The increase in incentives earned pursuant to agreements with two exchanges was due to a higher volume of transactions handled by us on such exchanges.

Cost of revenues

Cost of revenues consists primarily of compensation of personnel directly associated with handling the natural gas derivative transactions on behalf of our clients as well as expenses associated with our floor brokerage operations. The increase in cost of revenues and cost of revenues-related party during the six-month period ended June 30, 2006 when compared to the prior year period is primarily attributable to increased commissions paid to our brokers resulting from higher brokerage fees we earned as well as new incentive compensation to our Chief Executive Officer effective April 1, 2006. No such incentive compensation was effective during the six-month period ended June 30, 2005

Selling, general, and administrative expenses

Selling, general, and administrative expenses consists primarily of compensation of personnel supporting our operations as well as professional fees, such as legal fees, incurred to handle certain matters which occur during the course of operations. The increase in selling, general, and administrative expenses has remained consistent during the six-month period ended June 30, 2006 when compared to the prior year period is primarily due to increased insurance expenses resulting from additional insurance coverage effective in June 2005.

Research and development

Research and development expenses consist primarily of compensation of personnel and consultants associated with the development and testing of our automated electronic trading system. The decrease in research and development expenses during the six-month period ended June 30, 2006 when compared to the prior year period is primarily due to using an offshore testing company which provides their services at much lower rates than the firm we were using during 2005.

Interest income

Interest income consists primarily of interest earned on interest-bearing cash and cash equivalents. The increase in interest income during the six-month period ended June 30, 2006 when compared to the prior year period is primarily due to an increase in our cash and cash equivalents' balances.

Interest expense to related parties

Interest expense to related parties consists of interest charges associated with amounts due to related parties, Mark Nordlicht, our Chairman, Kevin Cassidy, our Chief Executive Officer, and Edward O'Connor, our President. The increase in interest expense to related parties during the six-month period ended June 30, 2006 when compared to the prior year period is primarily due to the accelerated amortization of debt discount associated with the amount due to Kevin Cassidy. We have accelerated the amortization discount on this debt since we are reimbursing the debt at a faster rate than initialy contemplated.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our operations primarily from proceeds of notes payable to Mark Nordlicht, our Chairman and one of our principal stockholders, through a private placement of our common stock, and, more recently, from cash generated from operating activities.

During the six-month period ended June 30, 2006, we generated cash of approximately $1.7 million from operating activities, primarily resulting from:

        o net income of approximately $1.5 million, adjusted for non-cash interest expense of approximately $625,000; and

        o an increase in accounts receivable, incentive receivable and accrued compensation of approximately $378,000, $197,000, and $ 207,000, respectively, resulting from an increase in related revenues.

We used our cash generated from operating activities to make principal repayments of approximately $559,000, $200,000 and $400,000 on amounts due to Kevin Cassidy, our Chief Executive Officer, Edward O'Connor, our President and former Chief Executive Officer, and Mark Nordlicht, our Chairman of the Board, respectively.

During the six-month period ended June 30, 2005, we generated cash flows from operations of approximately $199,000 from our operating activities, primarily resulting from:
        o Our net income of approximately $303,000, adjusted by a non-cash interest expense of approximately $146,000;

        o an increase in accounts receivable of approximately $222,000, resulting from an increase in related revenues;

We believe that the employment arrangement with our new Chief Executive Officer, Kevin Cassidy, may decrease our cash flows from operating activities if our revenues decrease or if we are unable to increase our revenues in an amount sufficient to cover the additional cash compensation we will pay to Kevin Cassidy. Kevin Cassidy's fixed compensation will gradually increase from the $215,000 we paid him as a consultant to $350,000 by 2009. Additionally, Kevin Cassidy's compensation agreement provides that beginning with the first month of the quarter in which the amount payable to Kevin Cassidy is fully paid, he will be paid incremental cash compensation amounting to 5% of our gross revenues. Effective April 1, 2006, we are incurring such incremental cash compensation, which amounted to approximately $124,000 during the six-month period ended June 30, 2006

We believe that our office facilities and equipment will be sufficient to meet our needs for the foreseeable future. Accordingly, we anticipate that our capital expenditures over the next twelve months will not be significant.

On May 30, 2006, our Board of Directors authorized us too repurchase such number of shares of our common stock that have an aggregate purchase price not in excess of $200,000 at the rate of up to $50,000 worth of common stock each quarter. No purchases were made during the six month period ended June 30, 2006.

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


REVENUE RECOGNITION

Revenue is recognized when earned. Our revenue recognition policies are in compliance with the SEC's Staff Accounting Bulletin ("SAB") No. 104 "Revenue Recognition". The application of SAB No. 104 requires us to apply our judgment, including whether our clients receive services over a period of time.

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

We also receive incentives from the New York Mercantile Exchange and Intercontinental Exchange, Inc. for the volume of OTC transactions we submit to their clearing platforms on behalf of our clients. The incentives are based on a percentage of the total revenues received by the exchange attributable to our volume of transactions submitted to the respective exchanges. We also apply our judgment when making estimates monthly of such incentives based on the volumes of transactions submitted to the respective exchanges and the exchanges' published revenues by type of transaction.

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

                           PART II - OTHER INFORMATION

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During June 2006, we issued 66,044 shares of our common stock to Kevin Cassidy, our Chief Executive Officer. The shares were valued at $49,533 based on the traded quoted price of our common stock at the date of issuance. These shares were issued pursuant to the exemption from registration by Section 4(2) of the Securities Act of 1933, as amended.

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of July , 2006.

                                                  OPTIONABLE, INC.

                                              By:     /s/   Kevin Cassidy
                                                      --------------------------
                                              Name:   Kevin Cassidy
                                              Title:  Chief Executive Officer



                                              By:     /s/   Marc-Andre Boisseau
                                                      --------------------------
                                              Name:   Marc-Andre Boisseau
                                              Title:  Chief Financial Officer