Form 10QSB
period 2006-09-30
Optionable Inc
filed 2006-10-25
CIK 1303433

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2006
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ________________
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

The total number of shares of the issuer's common stock, $.001 par value, outstanding at October 24, 2006 was 51,618,574.

Transitional  Small  Business Disclosure Format: Yes |_| No |X|

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation."

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                                          OPTIONABLE, INC.
                                           BALANCE SHEET
                                         September 30, 2006
                                            (Unaudited)

                                               ASSETS
Current Assets:
Cash and cash equivalents                                                                                 $       4,371,620
Accounts receivable, net of provision for doubtful accounts of $ 68,675                                           1,538,545
Due from related party                                                                                              619,745
Incentives receivable                                                                                               752,207
Other current assets                                                                                                 74,588
                                                                                                          ------------------
     Total current assets                                                                                         7,356,705

  Property and equipment, net of accumulated depreciation of $446,803                                                42,895
  Other receivable                                                                                                  150,000
                                                                                                          ------------------
     Total assets                                                                                         $       7,549,600
                                                                                                          ==================

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                                                                   $          88,119
  Accrued compensation                                                                                            1,595,761
  Income tax payable                                                                                                 19,246
                                                                                                          ------------------
    Total current liabilities                                                                                     1,703,126

Due to chairman of the board, net of unamortized discount of $3,325,878                                           1,718,632
Due to executive officer, net of unamortized discount of $451,122                                                    57,575
                                                                                                          ------------------
     Total liabilities                                                                                            3,479,333

Stockholders' Equity:
  Preferred Stock; $.0001 par value, 5,000,000 shares authorized, none issued
    and outstanding                                                                                                       -
  Common stock; $.0001 par value, 100,000,000 shares authorized,
    51,623,374 issued and  51,618,574 outstanding                                                                     5,162
  Additional paid-in capital                                                                                      8,171,590
  Treasury stock at cost, 4,800 shares                                                                               (2,506)
  Accumulated deficit                                                                                            (4,103,979)
                                                                                                          ------------------

     Total stockholders' equity                                                                                   4,070,267
                                                                                                          ------------------
     Total liabilities and stockholders' equity                                                           $       7,549,600
                                                                                                          ==================





                            See Notes to Unaudited Financial Statements.

                                OPTIONABLE, INC.
                            STATEMENTS OF OPERATIONS


                                                     For the three-month period ended       For the nine-month period ended
                                                                September 30,                       September 30,
                                                    ------------------------------------    -------------------------------
                                                          2006               2005               2006              2005
                                                    -----------------   ----------------    -------------     -------------
                                                       (Unaudited)         (Unaudited)       (Unaudited)       (Unaudited)

Brokerage fees                                       $     2,592,877     $      880,537      $ 5,354,724       $ 2,198,690
Brokerage fees-related party                               1,041,260            620,072        2,243,301         1,409,417
Incentives                                                   892,830            199,863        1,639,602           529,151
                                                    -----------------   ----------------    -------------     -------------
Net revenues                                               4,526,967          1,700,472        9,237,627         4,137,258

Cost of revenues                                           1,514,037            465,007        3,215,843         1,387,402
Cost of revenues-related parties                             298,050            163,628          633,022           644,338
                                                    -----------------   ----------------    -------------     -------------
                                                           1,812,087            628,635        3,848,865         2,031,740

Gross profit                                               2,714,880          1,071,837        5,388,762         2,105,518

Operating expenses:
  Selling, general and administrative                        321,547            185,328          758,816           527,346
  Research and development                                   127,768            116,115          273,567           372,504
                                                    -----------------   ----------------    -------------     -------------

     Total operating expenses                                449,315            301,443        1,032,383           899,850
                                                    -----------------   ----------------    -------------     -------------

     Operating income                                      2,265,565            770,394        4,356,379         1,205,668
                                                    -----------------   ----------------    -------------     -------------

Other income (expense):
Interest income                                               26,239                  -           53,336            12,961
Interest expense to related parties                          (76,679)           (76,176)        (701,134)         (221,834)
                                                    -----------------   ----------------    -------------     -------------
                                                             (50,440)           (76,176)        (647,798)         (208,873)
                                                    -----------------   ----------------    -------------     -------------

Net income before income tax                               2,215,125            694,218        3,708,581           996,795

Income tax                                                   (24,052)                 -          (24,052)                -
                                                    -----------------   ----------------    -------------     -------------

Net income                                           $     2,191,073     $      694,218      $ 3,684,529       $   996,795
                                                    =================   ================    =============     =============

Basic earnings per common share                      $          0.04     $         0.01      $      0.07       $      0.02
                                                    =================   ================    =============     =============
Diluted earnings per common share                    $          0.04     $         0.01      $      0.07       $      0.02
                                                    =================   ================    =============     =============
Basic weighted average common
shares outstanding                                        51,474,115         51,406,431       51,429,567        51,406,431
                                                    =================   ================    =============     =============

Diluted weighted average common shares outstanding        51,680,993         51,461,963       51,688,736        51,449,427
                                                    =================   ================    =============     =============


                  See Notes to Unaudited Financial Statements.

                           OPTIONABLE, INC.
                       STATEMENTS OF CASH FLOWS

                                                                               For the nine-month period ended
                                                                                         September 30,
                                                                           ----------------------------------------
                                                                                  2006                 2005
                                                                           -------------------  -------------------
                                                                               (Unaudited)          (Unaudited)

Cash flows from operating activities:
Net income                                                                 $        3,684,529   $          996,795
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation                                                                         21,107               26,048
  Amortization of debt discount                                                       701,134              221,834
  Provision for doubtful accounts                                                       1,255              (28,811)
  Fair value of warrants and options                                                   85,068                6,060
  Fair value of shares issued to chief executive officer                              140,072                    -
Changes in operating assets and liabilities:
  Accounts receivable                                                              (1,187,468)            (359,942)
  Due from related party                                                             (316,173)             (50,701)
  Incentives receivable                                                              (597,424)             (25,896)
  Other receivable                                                                          -             (150,000)
  Other current assets                                                                (25,499)             (66,864)
  Accounts payable and accrued expenses                                               (16,866)             (40,598)
  Income tax payable                                                                   19,246                    -
  Accrued compensation                                                              1,235,206              151,761
                                                                           -------------------  -------------------

Net cash provided by operating activities                                           3,744,187              679,686
                                                                           -------------------  -------------------

Cash flows used in investing activity:
  Purchases of property and equipment                                                 (22,817)             (23,085)
                                                                           -------------------  -------------------

Net cash used in investing activity                                                   (22,817)             (23,085)
                                                                           -------------------  -------------------

Cash flows from financing activities:

  Principal repayments of due to chief executive officer                             (558,697)            (186,354)
  Principal repayments of due to executive officer                                   (200,000)                   -
  Principal repayment of due to chairman of the board                                (400,000)            (105,991)
  Repurchase of shares of common stock                                                 (2,506)                   -
                                                                           -------------------  -------------------

Net cash used in financing activities                                              (1,161,203)            (292,345)
                                                                           -------------------  -------------------

Net increase in cash                                                                2,560,167              364,256

Cash, beginning of period                                                           1,811,453              907,126
                                                                           -------------------  -------------------

Cash, end of period                                                        $        4,371,620   $        1,271,382
                                                                           ===================  ===================

Supplemental disclosures of cash flow information:
     Cash paid for taxes                                                   $            4,806   $                -
                                                                           ===================  ===================

     Cash paid for interest                                                $                -   $                -
                                                                           ===================  ===================

                  See Notes to Unaudited Financial Statements.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2006 and 2005
                                   (Unaudited)

Note 1-Organization, Description of Business and Basis of Presentation

Optionable, Inc. (the "Company") was formed in Delaware in February 2000 and is a trading and brokerage services provider to brokerage firms, financial institutions, energy traders, and hedge funds nationwide. The Company's operations are located in the New York metropolitan area. The Company developed an automated electronic trading system during 2006.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of recurring accruals, considered for a fair presentation have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

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

The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. During the nine months ended September 30, 2006, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

The Company's accounts receivable are due from energy trading firms, financial institutions, and hedge funds, located primarily in the United States. Collateral is generally not required. Three of the Company's customers accounted for 41%, 17% and 13% of its accounts receivable net of doubtful accounts, respectively, at September 30, 2006. No other customers accounted for more than 10% of its accounts receivable at September 30, 2006.

The Company's incentives receivable are due from two United States exchanges providing the Company with incentives to submit customer trades to their respective platform. The incentives receivable are not collateralized.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2006 and 2005
                                   (Unaudited)

Note 2- Summary of Significant Accounting Policies-Continued

The due from related party is due from an affiliate owned by the Company's chief executive officer and by an executive officer of the Company, who are both stockholders of the Company. The due from related party is not collateralized.

Customer Concentration

One of the Company's customers accounted for approximately 22% and 15%, respectively of its revenues during the nine-month periods ended September 30, 2006 and 2005, respectively. The Company minimizes its customer concentration risks by diversifying its existing customer base.

Product Concentration

All of the Company's revenues are derived from fees earned from energy derivatives transaction fees and related incentives provided by exchanges.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivables, incentives receivable, due from related party, other receivable, accounts payable and accrued expenses approximate their fair value due to their short-term maturities. The carrying amount of due to Chairman of the board and due to an executive officer approximate their fair value based on the Company's incremental borrowing rate.

Software Development Costs
Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Accounting Financial Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Costs of maintenance and customer support will be charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first. The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no software development costs have been capitalized as of September 30, 2006.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2006 and 2005
                                   (Unaudited)

Note 2- Summary of Significant Accounting Policies-Continued

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

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

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options amounted to 941,000 and 780,250 at September 30, 2006 and 2005, respectively. The outstanding warrants amounted to 1,650,000 and 1,000,000 at September 30, 2006 and 2005, respectively.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2006 and 2005
                                   (Unaudited)

Note 2- Summary of Significant Accounting Policies-Continued

The following sets forth the computation of basic and diluted earnings per share for the nine-month period ended September 30:

                                                       2006               2005
                                                       ----               ----
Numerator:
Net income                                         $3,684,529          $ 996,795
                                                   ==========          =========
Denominator:
Denominator for basic earnings per share-
Weighted average shares outstanding                51,429,567         51,406,431
Effect of dilutive employee stock options             170,069             30,583
Effect of dilutive warrants                            89,100             12,413
                                                   ----------         ----------
Denominator for diluted earnings per share-
Weighted average shares outstanding                51,688,736         51,449,427
                                                   ==========         ==========
Basic earnings per share                                $0.07              $0.02
Diluted earnings per share                              $0.07              $0.02
Anti-dilutive weighted-average shares               1,100,000                  -
                                                   ==========         ==========

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2006 and 2005
                                   (Unaudited)

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

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2006 and 2005
                                   (Unaudited)

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS
123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107 prospectively. As such, compensation cost is measured on the date of grant as its fair value.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2006 and 2005
                                   (Unaudited)

Note 2- Summary of Significant Accounting Policies-Continued

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

Recent Pronouncements

In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" (SFAS 154). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 has a material effect on our financial position, results of operations or cash flows.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2006 and 2005
                                   (Unaudited)

Note 2- Summary of Significant Accounting Policies-Continued

In July 2005, the FASB issued FASB Staff Position ("FSP") 150-5, "Accounting Under SFAS 150 for Freestanding Warrants and Other Similar Instruments on Redeemable Shares". FSP 150-5 clarifies that warrants on shares that are redeemable or puttable immediately upon exercise and warrants on shares that are redeemable or puttable in the future qualify as liabilities under SFAS 150, regardless of the redemption feature or redemption price. The FSP is effective for the first reporting period beginning after September 30, 2005, with resulting changes to prior period statements reported as the cumulative effect of an accounting change in accordance with the transition provisions of SFAS
150. We adopted the provisions of FSP 150-5 on July 1, 2005, which did not have a material effect on our financial statements.

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

In September 2005, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Note 3-Due from Related Party

In April 2004, under the Master Services Agreement, dated April 12, 2005, with a related party, the Company agreed to pay certain fixed and variable fees and support services to such related party entity partly owned by its Chief Executive Officer and by an Executive Officer in exchange for a share of revenues of the floor brokerage services of the related party. The fixed fees the Company has agreed to pay amount to $50,000 per year.

The Company's share of revenues of the floor brokerage services amounted to approximately $2.2 million and $1.4 million during the nine-month periods ended September 30, 2006 and 2005, respectively. The Company's share of expenses of the floor brokerage services amounted to approximately $510,000 and $644,000 during the nine-month periods ended September 30, 2006 and 2005, respectively. The Company has received approximately $1.4 million from the related party in connection with such floor brokerage services during the nine-month period ended September 30, 2006 and the related party owed approximately $620,000 at September 30, 2006.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2006 and 2005
                                   (Unaudited)

Note 3-Due from Related Party-continued

The Company recognizes its share of revenues of the floor brokerage services based on the commissions earned for such services which are recognized on the day of the trade-trade date basis.

The father of the Company's Chairman of the Board leases to the Company a seat on the exchange through which Capital Energy maintains its floor operations. The Company assumed the cost of the lease in April 2006. The lease provides for monthly payments of approximately $22,000 through December 31, 2006. The amount paid pursuant to the lease amounted to $123,000 during the nine-month period ended September 30, 2006.


Note 4-Other Receivable

The Company's other receivable consists of amounts due from a broker employed by a related party, an entity owned by our Chief Executive Officer and by an Executive Officer. This other receivable funded security deposits of $100,000 held at a US exchange and $50,000 held at a clearinghouse, which are required to maintain the Company's floor operations.

Note 5-Due to Related Parties

The terms and amounts of due to related parties at September 30, 2006 are as follows:

Due to Chairman of the Board, non-interest bearing, unsecured, payable by March 12, 2014, if the Company obtains additional equity or debt financing of at least $1,000,000 following the private placement which closed in September 2004 ("Capital Raise"), the Company will repay its Chairman of the Board up to 39.33% of the Capital Raise, up to $2,810,877, with the remaining balance and accrued interest of 4.68% from the date of the
Capital Raise due on March 22, 2014:                                 $5,044,510
Discount, using initial implied rate of 12%:                         (3,325,878)
                                                                     -----------
                                                                     $1,718,632
                                                                     ===========

Due to Executive Officer, non-interest bearing, unsecured, payable by March 12, 2014, if the Company obtains additional equity or debt financing of at least $1,000,000 following a Capital Raise, the Company will repay its Executive Officer up to 5.3% of the Capital Raise, up to $381,250, with the remaining balance and accrued interest of 4.68% from the date of the Capital Raise
 due on March 22, 2014:                                                $508,697
Discount, using initial implied rate of 12%:                           (451,122)
                                                                       ---------
                                                                       $ 57,575
                                                                       =========

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2006 and 2005
                                   (Unaudited)

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

The Company satisified its due to Chief Executive Officer during the nine-month period ended September 30, 2006. The due to Chief Executive Officer had the same terms as the due to Executive Officer.

The amortization of the discount on the due to related parties amounted to approximately $701,000 and $222,000 during the nine-month period ended September 30, 2006 and 2005, respectively.

During the nine-month period ended September 30, 2006, the Company made principal repayments amounting to approximately $1.2 million towards its due to related parties.

Note 6- Other Related Party Transactions

The Company provides administrative services to a related party, an entity owned by the Company's Chief Executive Officer and an Executive Officer. The Company charged approximately $13,000 and $13,000 during the nine-month period ended September 30, 2006 and 2005, respectively, for such services. The related party owed the Company approximately $6,000 at September 30, 2006.

The Company has recognized revenues of approximately $34,000 and $61,000 during the nine-month periods ended September 30, 2006 and 2005, respectively, from three related parties, entities in which its Chairman of the Board is also the managing director. Such related parties owed the Company approximately $17,000 as of September 30, 2006.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2006 and 2005
                                   (Unaudited)

Note 7- Stockholders' Equity

During June and September 2006, the Company issued, in aggregate, 216,943 shares of common stock to its Chief Executive Officer. The shares were valued at approximately $140,000, based on the quoted price of the Company's common stock at the date of issuance. The shares were issued pursuant to the employment agreement with the Company's Chief Executive Officer.

On May 30, 2006, the Company's Board of Directors authorized the repurchase of such number of shares of its common stock that have an aggregate purchase price not in excess of $200,000 at the rate of up to $50,000 worth of common stock each quarter. The Company repurchased 4,800 shares at a cost aggregating approximately $2,500 during the nine month period ended September 30, 2006. Such repurchases have been accounted as treasury stock in the accompanying unaudited balance sheet.

Stock Compensation Plan

During November 2004, the Company adopted the 2004 Stock Option Plan ("2004 Plan"). The 2004 Plan allows for the grant of both incentive stock options and nonstatutory stock options. The 2004 Plan may be administered, interpreted and constructed by the Board of Directors or a compensation committee. The maximum number of shares of common stock which may be issued pursuant to options granted under the 2004 Plan may not exceed 7,500,000 shares. There are 941,000 options outstanding at September 30, 2006. The outstanding options are exercisable at a weighted average price per share of $0.26 per share. The Company granted 150,000 options during the nine-month period ended September 30, 2006. The options outstanding vest over periods ranging between 18 months and three years. During the nine-month period ended September 30, 2006, the Company recorded a share-based payment expense amounting to approximately $4,000 in connection with all options outstanding

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for optionholders, which is generally the vesting period of the options. The fair value of the options is based on the Black Scholes Model using the following assumptions :

Exercise price :                    $0.20-$0.51
Market price at date of grant :     $0.20-$0.51
Volatility :                        none-57%
Expected dividend rate :            0%
Risk-free interest rate :           2.78%-4.81%

If any options granted under the 2004 Plan expire or terminate without having been exercised or cease to be exercisable, such options will be available again under the 2004 Plan. All employees of the Company and its subsidiaries are eligible to receive incentive stock options and nonstatutory stock options. Non-employee directors and outside consultants who

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2006 and 2005
                                   (Unaudited)

Note 7- Stockholders' Equity-continued

provided bona-fide services not in connection with the offer or sale of securities in a capital raising transaction are eligible to receive nonstatutory stock options. Incentive stock options may not be granted below their fair market value at the time of grant or, if to an individual who beneficially owns more than 10% of the total combined voting power of all stock classes of the Company or a subsidiary, the option price may not be less than 110% of the fair value of the common stock at the time of grant. The expiration date of an incentive stock option may not be longer than ten years from the date of grant. Option holders, or their representatives, may exercise their vested options up to three months after their employment termination or one year after their death or permanent and total disability. The 2004 Plan provides for adjustments upon changes in capitalization.

During February 2006, the Company issued 1,200,000 warrants to a company wholly-owned by its Chief Executive Officer. The exercise price of the warrants is $0.95 per share. The warrants expire in February 2009. The warrants become exercisable in tranches of up to 400,000 warrants beginning September 30, 2006, and every six months thereafter, upon reaching certain trading milestones by two of the Company's customers. The Company recognizes the fair value of the exercisable warrants when performance has occurred. The Company has recognized an expense of $81,000 and $6,000 during the nine-month period ended September 30, 2006 and 2005, respectively, in connection with all warrants which became exercisable during the respective periods. The fair value of the warrants is based on their fair value at the time of grant. The fair value of the options is based on the Black Scholes Model using the following assumptions:

Exercise price :                    $0.20-$0.95
Market price at date of grant:      $0.20-$0.95
Volatility:                         none-57%
Expected dividend rate:             0%
Risk-free interest rate:            4.37%-5.13%

The total compensation cost related to nonvested awards not yet recognized amounted to approximately $250,000 at September 30, 2006 and the Company expects that it will be recognized over the following weighted-average period of 15 months.

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

We have developed the initial version of our electronic trading system, OPEX and announced its launch in July 2006. We had temporarily discontinued such efforts in 2003 and resumed them in late 2004. We anticipate that we will continue to invest in research and development during 2006 to at least comparable levels of expenditures we incurred during 2005, which was approximately $500,000. We believe that the marketing costs associated with the initial launch will be at least $100,000.

We believe that a majority of our futures and OTC related revenues will continue to be generated through voice-brokerage for the foreseeable future. We expect that revenues generated through OPEX will constitute a small but growing portion of our revenues for the foreseeable future.

We expect that our cost of revenues will increase in the foreseeable future as a result of the 50-month employment contract we entered with our Chief Executive Officer, Kevin Cassidy, which provides fixed and variable compensation exceeding the amounts we paid him as a consultant. For example, Kevin Cassidy's fixed compensation will gradually increase from the $215,000 we paid him as a consultant to $350,000 by 2009. Additionally, Kevin Cassidy's employment agreement provides that beginning with the first month of the quarter in which the amount payable to Kevin Cassidy is fully paid, he will be paid additional cash compensation amounting to 5% of our gross revenues and stock compensation amounting to 2% of our gross revenues. Furthermore, we will issue options to Kevin Cassidy equal to 20% of the number of shares of common stock issuable under warrants which become exercisable pursuant to any Order Flow Agreements (Order Flow Agreements are the agreements under which we issue warrants to a firm based on the volume of orders the firm placed with us). Finally, we will issue to Kevin Cassidy 5,000 options each time a firm registers with and executes its first 10,000 lots on our OPEX platform. The total number of such options will be limited to 2,500,000.

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

RESULTS OF OPERATIONS

                              Results of Operations
                                   (Unaudited)


                                                           For the nine-month period ended      Increase/        Increase/
                                                                   September 30,               (Decrease)       (Decrease)
                                                         ---------------------------------      in $ 2006        in % 2006
                                                             2006               2005             vs 2005          vs 2005
                                                         --------------    ---------------    --------------    ------------

Brokerage fees                                             $ 5,354,724        $ 2,198,690       $ 3,156,034          143.5%
Brokerage fees-related party                                 2,243,301          1,409,417           833,884           59.2%
Incentives                                                   1,639,602            529,151         1,110,451          209.9%
                                                         --------------    ---------------    --------------    ------------
Net revenues                                                 9,237,627          4,137,258         5,100,369          123.3%

Cost of revenues                                             3,215,843          1,387,402         1,828,441          131.8%
Cost of revenues-related party                                 633,022            644,338           (11,316)          -1.8%
                                                         --------------    ---------------    --------------    ------------
                                                             3,848,865          2,031,740         1,817,125           89.4%

Gross profit                                                 5,388,762          2,105,518         3,283,244          155.9%

Operating expenses:
  Selling, general and administrative                          758,816            527,346           231,470           43.9%
  Research and development                                     273,567            372,504           (98,937)         -26.6%
                                                         --------------    ---------------    --------------    ------------
     Total operating expenses                                1,032,383            899,850           132,533           14.7%

     Operating income                                        4,356,379          1,205,668         3,150,711          261.3%

  Other income (expense):
  Interest income                                               53,336             12,961            40,375          311.5%
  Interest expense-related parties                            (701,134)          (221,834)          479,300          216.1%
                                                         --------------    ---------------    --------------    ------------
                                                              (647,798)          (208,873)          438,925          NM

Net income before income tax                                 3,708,581            996,795         2,711,786          272.1%

Income tax                                                     (24,052)                 -            24,052          NM
                                                         --------------    ---------------    --------------    ------------

Net income                                                 $ 3,684,529          $ 996,795       $ 2,687,734          269.6%
                                                         ==============    ===============    ==============    ============

NM:  Not meaningful

Revenues consist primarily of fees earned from natural gas derivatives transactions and related incentives arrangements. The increase in brokerage fees during the nine-month period ended September 30, 2006 when compared to the prior year period is primarily due to an increase in the brokerage fees resulting from increased volume of transactions of natural gas derivatives traded on the OTC market on behalf of existing clients. The increase in brokerage fees-related party during the nine-month period ended September 30, 2006 when compared to the prior year period is primarily due to an increase in fees resulting from increased volume of transactions of natural gas derivatives traded on the futures market on behalf of existing clients. The increase in incentives earned pursuant to agreements with two exchanges was due to a higher volume of OTC transactions handled by us on such exchanges.

Cost of revenues

Cost of revenues consists primarily of compensation of personnel directly associated with handling the natural gas derivative transactions on behalf of our clients as well as expenses associated with our floor brokerage operations. The increase in cost of revenues during the nine-month period ended September 30, 2006 when compared to the prior year period is primarily attributable to increased commissions paid to our brokers resulting from higher brokerage fees we earned as well as new incentive compensation to our Chief Executive Officer effective April 1, 2006. No such incentive compensation was effective during the nine-month period ended September 30, 2005.

Selling, general, and administrative expenses

Selling, general, and administrative expenses consists primarily of compensation of personnel supporting our operations as well as professional fees, such as legal fees, incurred to handle certain matters which occur during the course of operations. The increase in selling, general, and administrative expenses during the nine-month period ended September 30, 2006 when compared to the prior year period is primarily due to increased salaries and related benefits associated with hiring more administrative personnel to support the growth of our operations as well as increased investor relations costs.

Research and development

Research and development expenses consist primarily of compensation of personnel and consultants associated with the development and testing of our automated electronic trading system. The decrease in research and development expenses during the nine-month period ended September 30, 2006 when compared to the prior year period is primarily due to using an offshore testing company which provides their services at much lower rates than the firm we were using during 2005.

Interest income

Interest income consists primarily of interest earned on interest-bearing cash and cash equivalents. The increase in interest income during the nine-month period ended September 30, 2006 when compared to the prior year period is primarily due to an increase in our cash and cash equivalents' balances.

Interest expense to related parties

Interest expense to related parties consists of interest charges associated with amounts due to related parties, Mark Nordlicht, our Chairman, Kevin Cassidy, our Chief Executive Officer, and Edward O'Connor, our President. The increase in interest expense to related parties during the nine-month period ended September 30, 2006 when compared to the prior year period is primarily due to the accelerated amortization of debt discount associated with the amount due to Kevin Cassidy. We have accelerated the amortization discount on this debt since we are reimbursing the debt at a faster rate than initially contemplated.

Income tax

Income tax expense consists of non-refundable state alternative income tax. The increase in income tax during the nine-month period ended September 30, 2006 is primarily due to generating substantially more taxable income for state alternative income tax purposes than during the nine-month period ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our operations primarily from proceeds of notes payable to Mark Nordlicht, our Chairman and one of our principal stockholders, through a private placement of our common stock, and, more recently, from cash generated from operating activities.

During the nine-month period ended September 30, 2006, we generated cash from operating activities of approximately $3.8 million, primarily resulting from:

o net income of approximately $3.7 million, adjusted for non-cash interest expense of approximately $701,000 and fair value of warrants, options and shares issued during the period aggregating approximately $225,000; and

o an increase in accounts receivable , incentive receivable, due from related party, and accrued compensation of approximately $1.2 million, $597,000, $316,000, and $1.2 million, respectively, resulting from an increase in related revenues and corresponding expenses.

We used our cash generated from operating activities to make principal repayments of approximately $559,000, $200,000 and $400,000 on amounts due to Kevin Cassidy, our Chief Executive Officer, Edward O'Connor, our President and former Chief Executive Officer, and Mark Nordlicht, our Chairman of the Board, respectively.

During the nine-month period ended September 30, 2005, we generated cash flows from operations of approximately $680,000, primarily resulting from:

o Our net income of approximately $1.0 million, adjusted by a non-cash interest expense of approximately $221,000;

o an increase in accounts receivable , other receivable, and accrued compensation of approximately $360,000, $150,000, and $150,000, respectively. The increase in accounts receivable and accrued compensation is primarily due to an increase in related revenues and corresponding expenses. The increase in other receivable is primarily due to deposits aggregating $150,000 we made during that period to maintain our floor operations.


We believe that the employment arrangement with our new Chief Executive Officer, Kevin Cassidy, may decrease our cash flows from operating activities if our revenues decrease or if we are unable to increase our revenues in an amount sufficient to cover the additional cash compensation we will pay to Kevin Cassidy. Kevin Cassidy's fixed compensation will gradually increase from the $215,000 we paid him as a consultant to $350,000 by 2009. Additionally, Kevin Cassidy's compensation agreement provides that beginning with the first month of the quarter in which the amount payable to Kevin Cassidy is fully paid, he will be paid incremental cash compensation amounting to 5% of our gross revenues. Effective April 1, 2006, we are incurring such incremental cash compensation, which amounted to approximately $350,000 during the nine-month period ended September 30, 2006.

We believe that we will relocate our office facilities to a property located in the New York metropolitan area at the beginning of 2007. We contemplate that the new facilities will be slightly larger than those we presently occupy. We believe that the lease payments will not be significantly higher than those we currently pay. While we may incur additional capital expenditures to improve the new facilities, such improvement costs will not be significant to our financial position. We believe that we may purchase additional equipment to meet our needs but that we will incur such additional equipment purchases if the brokerage fees generated from OPEX justify them.

On May 30, 2006, our Board of Directors authorized us to repurchase such number of shares of our common stock that have an aggregate purchase price not in excess of $200,000 at the rate of up to $50,000 worth of common stock each quarter. The Company repurchased 4,800 shares at a cost aggregating $2,506 during the three- and nine-month periods ended September 30, 2006.

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

                           PART II - OTHER INFORMATION
 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (a) During September 2006, we issued 150,899 shares of our common stock to Kevin Cassidy, our Chief Executive Officer. The shares were valued at $90,539 based on the traded quoted price of our common stock at the date of issuance. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

     (c) The following table provides certain information for all purchases of equity securities made by us and affiliated purchasers during the quarter ended September 30, 2006:

----------------------- ------------------ --------------------- ------------------- ------------------------------
                                                                 (c)Total Number
                                                                 of Shares
                            (a)Total                             Purchased as Part   (d) Maximum Dollar Value of
                            Number         (b)      Average      of Publicly         Shares that May Yet Be
                            Of Shares               Price        Announced Plans     Purchased Under the Plans or
Period                      Purchased           Paid per Share   or Programs         Programs
----------------------- ------------------ --------------------- ------------------- ------------------------------
July 1 through July
31, 2006                       -0-                 -0-                 -0-                     $200,000
----------------------- ------------------ --------------------- ------------------- ------------------------------
August 1 through
August 31, 2006               4,800               $0.52                4,800                   $197,494
----------------------- ------------------ --------------------- ------------------- ------------------------------
September 1 through
September 30, 2006             -0-                 -0-                  -0-                    $197,494
----------------------- ------------------ --------------------- ------------------- ------------------------------
Total                         4,800               $0.52                4,800                   $197,494
----------------------- ------------------ --------------------- ------------------- ------------------------------

On May 30, 2006, our Board of Directors authorized us to repurchase such number of shares of our common stock that have an aggregate purchase price not in excess of $200,000 at the rate of up to $50,000 worth of common stock each quarter.

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of October, 2006.

                                                 OPTIONABLE, INC.

                                                 By: /s/   Kevin Cassidy
                                                    --------------------
                                                 Name:  Kevin Cassidy
                                                 Title:  Chief Executive Officer



                                                 By: /s/   Marc-Andre Boisseau
                                                    --------------------------
                                                 Name:  Marc-Andre Boisseau
                                                 Title:  Chief Financial Officer