Form 10KSB
period 2006-12-31
Optionable Inc
filed 2007-03-23
CIK 1303433

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2006

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                        Commission file number: 000-51837

                                Optionable, Inc.
                        ---------------------------------
                 (Name of Small Business Issuer in Its Charter)

                 Delaware                            52-2219407
           -------------------                 --------------------
       (State or Other Jurisdiction of         (I.R.S. Employer
        Incorporation or Organization)          Identification No.)


            465 Columbus Avenue, suite 280, Valhalla, New York 10510
 ------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     Yes  [ ] No  [X]

Issuer's revenues for its most recent fiscal year: $16,069,511

The aggregate market value of the issuer's common stock, $0.001 par value, held by non-affiliates as of March 12, 2007, was approximately $193,322,745.


The total number of shares of the issuer's common stock, $.0001 par value, outstanding on March 12, 2007, was 52,177,714.

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

Readers are advised that we undertake no obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or development. To the extent that the information presented in this Annual Report on Form 10-KSB for the year ended December 31, 2006 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Annual Report, in "Management's Discussion and Analysis of Financial Condition or Plan of Operation."

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS


We were formed in Delaware in February 2000. Our goal is to be the leader of commodity derivative brokerage services provider to brokerage firms, financial institutions, energy traders, and hedge funds worldwide. We specialize in providing our services for the brokerage of energy derivatives. A substantially portion of all energy derivatives we have brokered in the past were natural gas derivatives. We are providing below a summary of elements describing and impacting our industry to enhance your understanding of our business.


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

The trading of natural gas futures is conducted either on an electronic platform or on an open-outcry trading floor. Prices are established publicly either on a screen or on the floor by participants posting bids, or buying indications, and offers, or indications to sell. While the electronic platform provides more transparency to our clients, the open-outcry trading floor provides a better environment for exchange of ideas and solutions to address our clients' needs.

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

Several derivatives are available for trade on the OTC market, such as forwards and swaps, differentials and spreads and options.

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

However, there is a significant similarity between these natural gas derivatives markets in that they lack transparency for the participants, unlike the equity market. Counterparties to a natural gas derivative transaction are unaware of all offers available on either market at any given time under current conditions, unless it is executed on an electronic platform with sufficient liquidity.

Trends

We believe that several factors will impact the natural gas and other energy derivatives market in the future:

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

o Larger number of new entrants: both factors have increased the number of market participants in the natural gas derivatives market which improves its liquidity. While some recent large entrants, such as Amaranth, have already exited the markets, an even larger amount of new entrants in the last few years have contributed to an increase in volume of energy contracts traded.

o        Need for higher transparency in the natural gas derivatives market:
         the natural gas derivatives market lacks transparency when compared to other markets, such as the equity market. The participants, who are enjoying such transparency in other markets, are requesting the same level of transparency in the natural gas derivatives market without obtaining it with the currently available solutions offered by brokers or exchanges.

o While industry participants have refined their risk management processes in the last few years, the vast majority of the of holders of OTC energy derivatives continue to use theoretical approaches to value their portfolio. Without a real-time mark-to-market approach, such holders may continue to overstate or understate the true value of their energy derivatives portfolio.

Current Solutions to Energy Derivatives Market

The current solutions offered to energy derivatives market vary widely.

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

While exchanges are used primarily for the futures market, they are also used for clearing OTC trades. However, none of the larger exchanges provide sufficient support for derivatives trading on the OTC market, such as options, which reduces the liquidity of such market. Additionally, exchanges do not offer brokerage services which facilitate the search for counterparties.

Some brokerage firms do not provide real-time valuation services to their clients for OTC energy derivatives, which prevents such clients from determining whether their portfolio is properly valued and decreases the likelihood that they maximize their investment strategy.

Other Elements of the Natural Gas Derivatives Market

The energy derivatives market is also impacted by the following elements:

Trading volumes are driven primarily by the degree of volatility in the energy derivatives market.

However, if the volatility of the price of natural gas or oil and their related derivatives is too high, some of the market participants will wait that it declines before entering into transactions, which reduces trading volumes.

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

The delivery of energy commodities is generally seasonal. In parallel, the trading volume of the energy derivatives market, which historically has been higher during the winter and the summer, has been recently skewed by the larger number of entrants in the market as well worldwide geopolitical events and unexpected weather conditions.

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

o Energy futures derivatives services on the floor of the NYMEX, which was launched in April 2004. Such services were provided through an affiliate, Capital Energy Services LLC ("CES") in 2006 and are now provided through one of our subsidiaries, OPEX International, Inc., since February 2007;

o We have completed the initial phase of OPEX, which is an electronic brokerage platform automating the energy derivatives between counterparties. We believe that OPEX significantly improves the liquidity and transparency of natural gas and other energy derivatives market by increasing number of participants in a market in which they receive real-time market data. Since our launch of OPEX in 2006, an increasing number of OTC derivatives have been traded directly by our clients on such platform. For the month of February 2007, trades executed directly on OPEX by our clients constituted 17% of our volume of OTC cleared contracts; and,

o We also complement our fee-based services with derivatives valuation and mark to market services called OPEX Analytics. At the request of several of our existing clients, and based on our experience and knowledge of the markets as well as wide network of counterparties, we can periodically assist our clients in valuing their positions in the natural gas derivatives market. We believe that the demand for this service from market participants will increase possibly creating new revenue opportunities from 1) subscription fees as well as
         2) additional brokerage fees related to price discoveries resulting from the mark to market services.

Those solutions can be applied to the trading of other energy derivatives as well. Additionally, the combination of those services provide for larger choice of investment opportunities for participants in the energy derivatives market, including natural gas.

Generally, the nature and mechanics of our business is to inquire of our clients their needs in the trade of energy options, swaps, and futures. Once we understand their needs: in the case of NYMEX futures or options, the trade is presented on the NYMEX through OPEX International, Inc.; and in the case of OTC swaps and options, we inquire of other clients whether they are interested in participating in such transaction or they can access such information through our electronic platform, OPEX. Once the counterparties agree on a certain trade, they either execute it directly on OPEX or we match the counterparties and consummate the trade by (i) in the case of a bilateral OTC trade, confirming the details of the executed trade with both counterparties or (ii) in the case of a cleared trade, submitting such trade to an exchange.

Presently, OTC brokerage is facilitated by brokering trades between our clients via telephone and electronic messaging, often referred to as voice brokerage. By building a relationship with our existing and potential clients, our brokers learn about their interests and opportunities they are seeking. We complement our traditional voice brokerage with electronic trading by offering a hybrid combination of voice and electronic transactions; clients move between voice and electronic trading with no loss in liquidity. Our clients are able to transact in the same markets, regardless of whether or not they entered orders electronically or through a broker.

Central to OPEX is the trade-matching engine, which is designed to facilitate real-time trading of derivative products irrespective of a particular market. Based on our experience in trading and brokering OTC swaps and options, we devoted significant attention to the user experience and user-interface ergonomics. In designing the system, we were cognizant of the way traders currently execute their trades and how they could comfortably transition to an electronic trading platform. The outcome is a graphical user interface that is both simple and intuitive to use.

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

Strategy

We intend to employ the following key strategies to achieve our goal of being a leading facilitator of energy derivatives:

o Increase revenues from existing and new clients by offering OPEX, which could automate some of the transactions now handled by voice brokerage and provide more pertinent market information to our clients, improving the liquidity and transparency of the energy derivatives market;
o Expand the number of clients who actively trade in the energy derivatives market, or "market-makers" and facilitate our search of counterparties for more complex derivatives traded on the OTC market. We could, for example, enter into order flow agreements with certain market makers which would support certain dedicated markets in consideration of warrants in our common stock;
o Significantly expand our depth in product offerings of other energy derivatives products. In 2006, we offered several new OTC energy-based derivatives contracts to our client base;
o Develop new strategic relationships, such as marketing and technical relationships with exchanges and other brokers within the energy derivatives community, which will allow us to brand and market each other's solutions to our industry participants as well as integrate our technology with theirs. In January 2007, we signed a binding term sheet with NYMEX Holdings, Inc., the parent company of NYMEX, in which both parties have agreed to deepen their cooperation of their marketing and technology relationships. With brokers, we could license our technology for a share of the brokerage fees;
o Acquire small brokerage firms in other energy or commodity markets which would accelerate our time to market products in such segments;and
o Acquire small technology concerns accelerating the development and enhancement of features and functionalities of OPEX.

HOW WE GENERATE REVENUES

We generate revenues by charging commissions fees based on the OTC market transactions we submit for trading on behalf of our clients or that they execute directly on OPEX. Our fees for brokerage services and the use of OPEX are the same. For options and swaps are up to $5.00 per contract (natural gas-10,000 million British thermal units (mmBtu);crude oil-1,000 barrels) of natural gas or crude oil. Our fees are earned on the date of the trade. Our monthly average fee per OTC natural gas contract varied between $0.90 $1.36 during 2006.

We also receive incentives from NYMEX. The incentives are earned based on a percentage of the total revenues received by the exchange attributable to our volume of OTC market transactions submitted to the respective exchanges. Under this incentive program offered by NYMEX, 25% of the revenues from NYMEX ClearPort are allocated to an intermediary incentive pool. At the end of each month, the qualifying intermediaries, including us, receive their pro-rata share based on the volume for which they were responsible. There is no minimum volume requirement in order to participate.

Furthermore, through CES in 2006 and through OPEX International, Inc. since February 2007, we generate revenues from the futures market, which are commission fees based on transactions they broker on behalf of their clients. Prior to January 2007, in return for such revenues from CES, we assume all expenses associated with the futures market incurred by CES, including brokerage commissions paid by CES to its employees. The transactions facilitated by CES consist mostly of options and futures contracts on natural gas, which fees ranged between $1.00 and $1.50 per 10,000 mmBtu of natural gas, per contract. Effective February 2007, OPEX International, Inc., will earn all revenues and assume all expenses associated with the futures market.

HOW WE MARKET OUR SERVICES

We market our brokerage services through our broker-employees. We market our services by providing information on specific transactions or market conditions to our existing and prospective clients. For example, we provide a daily report of most notable trades and an analysis of the forward six-month volatility of natural gas and crude oil derivatives to over 200 trading desks. Our broker-employees conduct their sales activities from our office facilities in Valhalla, New York and on the floor of the NYMEX. We market our OPEX system primarily by providing demonstrations, training, sales events, advertising, and sales collateral to our existing and potential clients. We will also market OPEX using an arcade on the NYMEX trading floor.

HOW WE OPERATE

Our OTC brokerage operations are conducted from our Valhalla, New York, office and our floor operations are conducted from the floor of the NYMEX. We have 10 brokers who interact heavily with our existing and potential clients. Generally, the nature and mechanics of our business is to inquire of our clients needs in the trading of energy derivatives. Once we understand their needs: in the case of futures market derivatives, the trade is presented on the NYMEX through CES and now OPEX International, Inc.; and in the case of OTC market derivatives, we inquire of other clients whether they are interested in participating in such transaction and facilitate the negotiation and conclusion of an agreement between counterparties or they keep apprised of market conditions using OPEX. Once the counterparties agree on a certain trade, they either trade it directly on OPEX or we match the counterparties and consummate the trade by (i) in the case of a bilateral OTC trade, confirming the details of the executed trade with both counterparties or (ii) in the case of a cleared OTC trade, submitting such trade to an exchange.

We also leverage our employees located at NYMEX, who typically handle futures transactions, to find counterparties for OTC transactions.

We rely heavily on communication technology to interact with our clients, whether by phone, e-mail, and/or instant messaging. We also rely on Internet based communications for the operation of OPEX.

We keep abreast of conditions in the energy trading market by receiving information using a combination of technology, such as analytics software as well as market data services, relevant business news from different wire services and traditional broadcast as well as leveraging the presence of our employees on the NYMEX floor.

BUSINESS ALLIANCES

In April 2004, we entered into a Master Services Agreement with CES.
Edward J. O'Connor, our President, is a shareholder of CES. Kevin P. Cassidy, our Chief Executive Officer is also a shareholder of and managing director of CES. We provided CES with marketing and brokerage support services for the NYMEX business. We agreed to pay CES (a) a minimum fixed annual fee of $50,000 payable in 24 bi-monthly installments of $2,083, for the duration of the contract and (b) a deferred payment of $1,525,000. During April 2005, CES assigned its rights to the Company's liability of $1,525,000 equally to Edward O'Connor and Kevin Cassidy.

CES made monthly payments to us equal to (a) the gross receipts of the floor business, which consists of commission fees on natural gas future transactions less (b) brokerage expenses less the amount of the bimonthly fees paid. If gross receipts in any month are less than brokerage expenses less the amount of the bimonthly fees paid, we paid the difference to CES. This agreement was terminated on January 31, 2007.

On January 22, 2007, we, Mark Nordlicht, our Chairman of the Board,
Kevin Cassidy, our Vice Chairman and Chief Executive Officer, and
Edward O'Connor, our President (collectively, the "Founding Stockholders"), and NYMEX Holdings, Inc. (the "Investor") entered into a binding term sheet (the "Term Sheet") pursuant to which Messrs. Nordlicht, Cassidy and O'Connor have agreed to sell 7,000,000, 1,491,448 and 1,800,000 shares, respectively, of our common stock, par value $0.0001 per share (the "Common Stock"), to the Investor. This aggregate of 10,291,448 shares (the "Purchased Shares") represents nineteen percent (19%) of the currently outstanding shares of Common Stock on a fully diluted basis (without giving effect to the warrant discussed below). The purchase price to be paid by the Investor for the Purchased Shares is $2.69 per share. Pursuant to the Term Sheet, we agreed to issue the warrant described below to the Investor, in consideration of the Investor's agreement to engage in certain joint marketing and cobranding activities and to provide hosting of our servers and assistance in joint technology development. In addition, the Investor and us agreed to certain arrangements with respect to OTC products which the Company clears through the clearing system.

The warrant to be issued by us (the "Warrant") will permit the Investor to purchase a number of shares of Common Stock sufficient to increase the Investor's ownership of the Company's Common Stock to an amount not to exceed 40% of our then outstanding Common Stock on a fully diluted basis, based on the assumption that the Investor has retained ownership of the Purchased Shares. The Warrant will be exercisable from time to time for a period of 18 months from the closing date of the transactions contemplated by the Term Sheet at an exercise price per share equal to $4.30 (the "Exercise Price"). The Warrant will not contain a cashless exercise feature. The Exercise Price will be subject to certain customary adjustments to protect against dilution.

The transactions contemplated by the Term Sheet will be evidenced by definitive agreements (the "Definitive Agreements") which will contain representations, warranties, covenants, indemnities and conditions precedent customary and appropriate for this type of transaction including, but not limited to, representations, warranties, covenants and indemnities from each of the Founding Stockholders, the Company and the Investors.


The closing of the transactions contemplated by the Term Sheet is subject to certain conditions precedent set forth in the Term Sheet, including,

(i) the Investor being satisfied, in its sole and reasonable discretion, with its legal, accounting, regulatory, business and other due diligence investigation of the Company, which will be completed prior to the execution of the Definitive Agreements,

(ii) the execution and delivery of mutually acceptable Definitive Agreements within sixty (60) days of the date of the execution of the Term Sheet, (iii) the delivery of mutually acceptable employment agreements with our key management and executives, other than Mr.Cassidy, which will include customary non-competition and non-solicitation provisions, and the delivery of a mutually acceptable non-competition agreement with Mr. O'Connor and (iv) Mr. Nordlicht's agreement to waive any obligation on our part to make any prepayment of principal or to begin paying interest upon amounts due to Mr. Nordlicht under the Loan Agreement between him and us, dated March 22, 2004, as a result of any exercise by the Investor of the Warrant.

If the Investor does not inform us within 3 weeks of being provided substantial access to due diligence that it is satisfied with its due diligence review and that it intends to proceed with the transaction, we and the Founding Stockholders will be entitled, in their sole discretion, to terminate the transaction by written notice to the Investor.

Effective upon closing of the transactions contemplated by the Term Sheet and for so long as the Investor owns at least 5,145,724 shares of Common Stock, the Investor will be entitled to designate one (1) person (reasonably acceptable to the Company) that we are required to nominate as a member of our board of directors (the "Investor Director"), and each of the Founding Stockholders shall be required to vote their shares in favor of the election of the Investor's designation. For so long as the Investor owns at least 5,145,724 shares of Common Stock, the Investor will be required to vote its shares in favor of each individual nominated for election as a member of our board of directors by our nominating committee. For so long as the Investor owns at least 5,145,724 shares of Common Stock and subject to certain permitted threshold amounts, the consent of the Investor Director (which may not be unreasonably withheld) will be required before we may take certain actions including (i) issuances of shares of a class of stock ranking senior to the Common Stock, (ii) acquisitions of businesses or assets, (iii) entry into related party transactions, (iv) the payment of dividends on, or the optional redemption of, capital stock or the issuance of debt and (v) entry into any business which is not similar, ancillary or related to any of the businesses in which we are currently engaged.

For so long as the Investor owns at least 5,145,724 shares of Common Stock: (i) each of the Founding Stockholders and the Investor will have a right of first refusal to purchase or subscribe for their pro rata percentage of shares in certain subsequent sales by the us of Common Stock and/or certain other securities convertible into or exchangeable for Common Stock, (ii) each of the Founding Stockholders and the Investor will have certain rights of first refusal with respect to proposed sales of Common Stock by the others and (iii) before they may accept any offer by an independent third party to acquire fifty percent (50%) or more of the total voting power of our Common Stock or voting stock, the Founding Stockholders and we will be required to provide notice of such offer to the Investor and permit the Investor a period of 10 days to make its own offer.

In connection with the Purchased Shares, we will enter into a registration rights agreement with the Investor which, among other things, will provide the Investor, subject to standard exceptions, with (i) unlimited "piggyback" rights subject to standard underwriter lock-up and cutback provisions and (ii) the right to two demand registrations for underwritten offerings or take downs off of a shelf registration statement, provided that (A) a minimum of $5,000,000 of Common Stock are offered in such a demand registration or take down and (B) we shall not be obligated to effectuate more than one underwritten offering pursuant to a demand registration by the Investor in any six-month period. In addition, if are eligible to register its securities on Form S-3 (or any successor form then in effect), the Investor will be entitled to unlimited registrations on Form S-3 (or any successor form then in effect), including shelf registrations, provided that (x) a minimum of $5,000,000 of Common Stock are offered in such an S-3 registration and (y) we will not be obligated to effect more than two S-3 registrations in any twelve month period. An S-3 registration will not count as a demand registration, unless such registration is for an underwritten offering.

The Investor will enter into a standstill agreement with us pursuant to which the Investor, with certain limited exceptions, will agree not to purchase any additional shares of the our Common Stock until the one year anniversary of the closing date of the transactions contemplated by the Term Sheet.

The closing of the transactions contemplated by the Term Sheet is expected to occur as soon as reasonably practicable after the date of execution of the Term Sheet. The provisions of the Term Sheet are subject to, among other things, satisfactory completion of due diligence by the Investor. There can be no assurance that the transactions contemplated by the Term Sheet will close.

CLIENT CONCENTRATION

One of our clients, Bank of Montreal, accounted for 24% and 18% of our revenues during 2006 and 2005, respectively.

COMPETITION

The energy derivatives market has many competitors involved in the brokering of natural gas options. Capital investment for entry into the market is low. Accordingly, a number of small brokerage firms flourish along side of larger more established brokerage firms such as Cantor Fitzgerald, L.P., MAN Group
PLC and ICAP PLC.

There are several other well-financed companies who do or may compete with us. In the OTC natural gas derivatives market, our competitors include Choice Energy LP, ICAP PLC, GFI Group, Inc., G.A. Options, MAN Financial, Inc. FIMAT Internationale Banque, S.A., TFS, Inc., Tullet Natsource, Inc. In the futures natural gas derivatives market, our competitors include Clarion Trading, SCS Trading Corp., and ICAP PLC. OPEX competes with offerings from ICE. To date, we do not believe any one company has achieved a dominant position.

As the emerging market for electronic energy derivatives develops, more competitors are likely to emerge.

We believe that the principal competitive factors in our market include:

o        Access to a large number of financially-sound participants;
o        Timeliness in finding willing counterparties;
o        Client service and support;
o service functionality, quality and performance of the electronic trading system;
o        ease of use, reliability and security of electronic trading system;
o        establishing a significant sales force;
o        ability to introduce new products to the market in a timely manner; and
o        pricing.

We currently differentiate from the competition by offering electronic and traditional access to energy derivatives on both the futures market and the OTC market. We also differentiate by offering derivatives products, such as swaptions which are not commonly offered by other brokerage firms. Furthermore, we have a number of blue-chip clients which actively and regularly trade in this market which facilitates our search of counterparties and allows us to trade quickly on behalf of our clients.

EMPLOYEES

We currently have 18 full-time employees. We also have a consultant who serves as the Chief Technology Officer, and a consultant who serves as our Chief Financial Officer as well as five other software engineers who are consultants. The number of employees that we intend to hire is dependent on our clients' needs and the infrastructure required to support such needs. We believe that our relationship with our employees and consultants is good.

PATENTS, TRADEMARKS AND LICENSES

We have four patents pending at this time, most importantly those related to a system and method for real-time trading over a computer network and a system and method for trading selectable market transactions over a network

We have registered a trademark for "Optionable" and use OPEX as a service mark.

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

RESEARCH AND DEVELOPMENT

We incurred approximately $474,000 and $450,000 in expenses on research and development during 2006 and 2005. Most of the key members of our research and development team have been working on OPEX since 2004.

GOVERNMENT REGULATION

The OTC brokerage business is not officially regulated. However, we have given notice to the Commodity Futures Trading Commission ("CFTC") of our intention to operate the OPEX electronic trading platform as an Exempt Commercial Market. Exempt Commercial Markets are subject to certain information access rules established by the CFTC.

The futures derivatives market in which our affiliate, CES, operated, and now our subsidiary, OPEX International, Inc. is regulated by the CFTC and National Futures Association.

ITEM 2. DESCRIPTION OF PROPERTY

Our headquarters are located in Valhalla, New York since January 2007. The offices consist of approximately 5,500 square feet. We moved from a smaller office located in Briarcliff Manor, NY.

The lease in Briarcliff Manor expired in January 2007. The annual base rent was $66,817 payable in monthly installments of $5,568. We also pay our proportionate share of any increase in real estate taxes or common area maintenance charges.

Our new 10-year lease provides for payments of a monthly base rent of $9,953, increasing gradually to up to $11,684. The first 6 months of occupancy are free.

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

     Year Ended December 31, 2006                     High        Low

         First Quarter                                $0.90       $1.50

         Second Quarter                               0.50        0.90

         Third Quarter                                0.50        0.75

         Fourth Quarter                               0.60        2.84

     Year Ended December 31, 2005

         First Quarter                                 N/A         N/A

         Second Quarter                                N/A         N/A

         Third Quarter                                1.25        1.00

         Fourth Quarter                               1.40        0.85





At March 12, 2007, the closing price for our common stock was $6.36.


At March 12, 2007, there were 52,182,514 shares of our common stock issued and 52,177,714 shares of our common stock outstanding. There are approximately 14 stockholders of record at March 12, 2007. During the last two fiscal years, no cash dividends have been declared on our common stock and management does not anticipate that dividends will be paid in the foreseeable future.

Equity Compensation Plan Information


Optionable, Inc.   2004 Stock Option Plan and warrants issued for services


                Number of securities           Weighted-average         Number of securities
                to be issued upon exercise     exercise price of        remaining available for
                of outstanding options,        outstanding options,     future issuance under
                warrants, and rights           warrants, and rights     equity compensation
                                                                        plans (excluding
                                                                        securities reflected in
                                                                        column (a))


                           (a)                         (b)                      (c)


Equity compensation
plans approved by
security holders           941,000                      $0.26                   6,559,000


Equity compensation
plans not approved by
security holders           1,550,000                    0.68                    -



Total                      2,491,000                    $0.52                   6,559,000




ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION OVERVIEW AND PLAN OF OPERATIONS


We launched our electronic trading system, OPEX, in 2006. We believe that a majority of our futures and OTC related revenues will continue to be generated through voice-brokerage for the foreseeable future. We expect that in 2007, revenues generated through OPEX will constitute a small but growing portion of our revenues. We expect that our research and development expenses to enhance features and functionalities of OPEX will exceed $500,000 during 2007.

We expect that our cost of revenues will continue to grow at substantially the same rate as our revenues during 2007, unless we make an acquisition which could change our business model. However, we believe that we may not be able to continue to grow the revenues at the same sequential rate as we did in the last quarter of 2006.

Pursuant to our binding term sheet with NYMEX- as discussed in item 1 - Description of Business-Business Alliances, we are issuing approximately 19,100,000 warrants to NYMEX. A significant portion of the fair value of the warrants will be expensed during 2007.

We intend to hire brokers with a specialized knowledge of energy derivative markets or acquire small brokerage firms operating in energy derivative segments other than natural gas.

This discussion and analysis of our financial condition should be read in connection with our financial statements and accompanying notes thereto for the fiscal year ended December 31, 2005, including without limitation the information set forth under the heading "Critical Accounting Policies and Estimates".

                              Results of Operations
                                   (Unaudited)


                                                     For the year ended                         Increase/            Increase/
                                                        December 31,                           (Decrease)           (Decrease)
                                       ------------------------------------------------         in $ 2006            in % 2006
                                               2006                      2005                    vs 2005              vs 2005
                                       ---------------------    -----------------------    --------------------    --------------

Brokerage fees                          $       8,987,727         $       2,979,641          $     6,008,086               201.6%
Brokerage fees-related parties                  3,994,131                 2,087,215                1,906,916                91.4%
Incentives                                      3,087,653                   738,558                2,349,095               318.1%
                                       ---------------------    -----------------------    --------------------    --------------
Net revenues                                   16,069,511                 5,805,414               10,264,097               176.8%

                                       -                        -
Cost of revenues                                5,312,269                 2,264,110                3,048,159               134.6%

Cost of revenues-related parties                  909,291                   856,763                   52,528                 6.1%
                                       ---------------------    -----------------------    --------------------    --------------
                                                6,221,560                 3,120,873                3,100,687                99.4%

Gross profit                                    9,847,951                 2,684,541                7,163,410               266.8%

Operating expenses:
  Selling, general and administrative           1,030,979                   695,718                  335,261                48.2%

  Research and development                        473,645                   450,488                   23,157                 5.1%
                                       ---------------------    -----------------------    --------------------    --------------
     Total operating expenses                   1,504,624                 1,146,206                  358,418                31.3%

     Operating income                           8,343,327                 1,538,335                6,804,992               442.4%

  Other income (expense):

  Interest income                                 102,040                    21,548                   80,492               373.5%
  Interest expense-related parties              (780,137)                 (300,319)                  479,818               159.8%
                                       ---------------------    -----------------------    --------------------    --------------
                                                (678,097)                 (278,771)                  399,326                   NM

Net income before income tax                    7,665,230                 1,259,564                6,405,666               508.6%


Income tax                                    (1,459,052)       -                                  1,459,052                   NM
                                       ---------------------    -----------------------    --------------------    --------------

Net income                              $       6,206,178         $       1,259,564          $     4,946,614               392.7%
                                       =====================    =======================    ====================    ==============


NM:  Not meaningful

RESULTS OF OPERATIONS

Revenues

Revenues consist primarily of fees earned from natural gas derivatives transactions and related incentives arrangements. The increase in brokerage fees and brokerage fees related party during 2006 when compared to 2005 is primarily due to an increase in the brokerage fees resulting from an increased volume of transactions of OTC natural gas derivatives contracts, and to a lesser extent, natural gas derivatives traded on the futures market traded on behalf of
existing and new clients.   The increase in incentives revenues in 2006 when
compared to 2005 is primarily due to a higher volume of energy contracts cleared on behalf of our clients through NYMEX' clearing system. The increase in revenues resulted from a combination of general increase in volume of natural gas options contract traded on the market as well as an increased share of the market.

Cost of revenues

Cost of revenues and cost of revenues-related party consists primarily of compensation of personnel directly associated with handling the OTC and floor natural gas derivative transactions on behalf of our clients. The increase in cost of revenues and cost of revenues-related party during 2006 when compared to 2005 is primarily attributable to increased commissions paid to our brokers resulting from higher brokerage fees we earned.

Selling, general, and administrative expenses

Selling, general, and administrative expenses consists primarily of compensation of personnel supporting our operations as well as professional fees, such as legal fees, incurred to handle certain matters which occur during the course of operations. The increase in selling, general, and administrative expenses during 2006 when compared to 2005 is primarily attributable to an increase in expenses associated with being a public company, such as investor relations expenses and professional fees.

Research and development

Research and development expenses consist primarily of compensation of personnel and consultants associated with the development of our automated electronic trading system. Our research and development expenses have remained at the same levels during 2006 and 2005.

Interest income

Interest income consists of interest earned on interest-bearing accounts we hold at various financial institutions. The increase in interest income during 2006 when compared to 2005 is primarily due to higher balances held in such accounts during 2006, resulting from higher cash provided from operating activities.

Interest expense to related parties

Interest expense to related parties consists of interest charges associated with amounts due to related parties, Mark Nordlicht, our Chairman, Kevin Cassidy, our Chief Executive Officer, and Edward O'Connor, our President. The increase in interest expense to related parties is primarily due to the accelerated amortization of debt discount associated with the amount due to Kevin Cassidy. We have accelerated the amortization discount on this debt since we are reimbursing the debt at a faster rate than initially contemplated.

Income Tax

Income tax expense consists of federal and state current and deferred income tax based on our net income. The increase in income tax expense during 2006 when compared to 2005 is primarily due to our use of all prior year net operating loss carryforwards during 2006.


LIQUIDITY AND CAPITAL RESOURCES

For the last three fiscal years, we have generated cash flows from our operating activities. Our cash balance as of December 31, 2006 amounts to approximately $7.9 million.

During 2006, we generated cash from operating activities of approximately
$7.3 million, primarily resulting from:
o net income of approximately $6.2 million, adjusted for non-cash interest expense of approximately $780,000 and fair value of warrants, options and shares issued during the period aggregating approximately $247,000; and
o an increase in accounts receivable, incentive receivable, due from related party, accrued compensation and income tax payable of approximately $1.9 million, $1.2 million, $185,000, $1.5 million, and $1.5 million respectively, resulting from an increase in related revenues and corresponding expenses.

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

During 2005, we used our cash generated from operating activities to make principal repayments of approximately $200,000, $50,000 and $180,000 on amounts due to Kevin Cassidy, our Chief Executive Officer, Edward O'Connor, our President and former Chief Executive Officer, and to Mark Nordlicht, our Chairman of the Board, respectively.


We believe that our office facilities and equipment will be sufficient to meet our needs for the foreseeable future. Accordingly, we anticipate that our capital expenditures over the next twelve months will not be significant and should not exceed $300,000.

We believe that our cash available and estimated cash flows from operations in 2007 will be sufficient to meet our obligations when they become due.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of significant accounting policies is included in Note 3 of the accompanying audited financial statements for the year ended December 31, 2006. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition. Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for us include revenue recognition.

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

3) "Seller's" price to the buyer is fixed or determinable. Based on the incentive program terms of each exchange, their published prices for the type of transactions we submit to them, and our transactions records, we are able to determine an estimate for the revenues each exchange earns in connection with the transactions it submits, and accordingly, the amount, if any of the incentives we earn in connection with such transactions; and

4) Collectibility is reasonably assured. Both exchanges have paid us timely during 2005 for incentives earned in the prior quarter. We have no knowledge that they do not intend to pay these incentives, if earned, in the future. Furthermore, we intend to enforce the payment of any incentives receivable under the incentive programs. Certain risk factors which may impact our business, results of operations and financial condition Our binding term sheet with NYMEX provides that we issue approximately 19,100,000 warrants to them and we will have to expense a significant portion of the fair value of the warrants during 2007 in addition to an increase in our weighted average common share equivalent for earnings per share purposes

Pursuant to our binding term sheet with NYMEX, we will issue approximately 19,100,000 warrants to them and we will have to expense a significant portion of the fair value of the warrants during 2007, which will result in a significant decrease in our net income and possibly, generate a loss. Furthermore, this will increase in our weighted average common share equivalent for earnings per share purposes if we have net income.

We may not be successful in implementing with NYMEX the marketing and technology cooperation programs as contemplated by the binding term sheet

Our relationship with NYMEX is relatively new and we may not be successful in implementing with NYMEX the marketing and technology cooperation programs as contemplated by the binding term sheet.

For example, the binding term sheet provides for the hosting of OPEX by NYMEX. NYMEX may not be able to properly handle the hosting of OPEX to the satisfaction of our clients for a number of reasons- lack of familiarity with the software, lack of interest of a technology not owned by NYMEX, incompatibility of OPEX with the existing NYMEX infrastructure. Should NYMEX not host OPEX to the satisfaction of our clients, it would impact OPEX's market acceptance and have material negative impact on our results, operations, and financial condition.

Most, if not all cooperation programs will depend on our relationship standing with NYMEX and whether the parties perceive that both can contribute to the each other's success. We cannot guarantee that we will continue to have a good relationship with NYMEX and, accordingly, we cannot guarantee that we will be able to implement all cooperation programs successfully. If we are unable to implement one or more of the cooperation programs successfully, it will have a material negative impact on our results, operations, and financial condition.

Our business plan partly relies on market acceptance of our OPEX system to increase our revenues.

While we are presently engaged primarily in voice brokerage, our business plan calls for OPEX to be a major contributor to our success. We must continue to grow our revenues through our existing services and by gaining market acceptance of OPEX. While the initial results of OPEX are promising, it has not reached full market acceptance yet and it make take a few years before it does. If OPEX does not gain market acceptance, it may have a material negative effect on our financial prospects.

Our quarterly financial results will continue to fluctuate making it difficult to forecast our operating results.

Our quarterly operating results have fluctuated in the past and we expect our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are beyond our control, including the following: geopolitical events, weather, perceived supply and demand imbalances, and the number of trading days in each quarter

We have incurred losses through fiscal 2004 and we may incur losses in the future, which may cause us to curtail our current operations and our development of OPEX.

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

The terms of the employment agreement with our Chief Executive Officer may erode our profitability and dilute the price our shareholders could receive in the event another company acquires us.

We believe that the employment arrangement with our Chief Executive Officer, Kevin Cassidy, may decrease our profitability and cash flows from operating activities if our revenues decrease or if we are unable to increase our revenues in an amount sufficient to cover the additional cash and stock-based compensation we will pay to Kevin Cassidy. Kevin Cassidy's fixed compensation will gradually increase from the $215,000 we paid him as a consultant to $350,000 by 2009. Also, Kevin Cassidy's compensation agreement provides that beginning with the first month of the quarter in which the amount payable to Kevin Cassidy is fully paid, he will be paid additional cash and stock-based compensation amounting to 5% and 2%, respectively, of our gross revenues. Furthermore, we will issue options to Kevin Cassidy equal to 20% of the number of shares of common stock issuable under warrants which become exercisable pursuant to any Order Flow Agreements (Order Flow Agreements are the agreements under which we issue warrants to a firm based on the volume of orders the firm placed with us). Finally, we will issue to Kevin Cassidy 5,000 options each time a firm registers with and executes its first 10,000 lots on our OPEX platform.
The total number of such options will be limited to 2,500,000.   The variable
compensation expense pursuant to Kevin Cassidy's employment contract amounted to approximately $970,000 during 2006.

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

One of our clients accounted for 24% of our revenues during 2006. On OTC transactions, we bill our services to both counterparties. Accordingly, if this client would not have entered into a portion or all of the OTC transactions in which they were involved, our 2006 revenues could have been lower if we. wouldn't have been able to find a suitable counterparty to replace them in such transactions. To mitigate our reliance on this client, we are attempting to expand our client base and our product offerings in other energy derivative products in which they would not be a market maker. In attempting to diversify and expand our client base, some of our new clients, such as hedge funds and individual traders, may have higher credit risks than certain of our existing clients, which are financial institutions. The financial positions of these new clients may impact our ability to collect our fees generated from the transactions we submit on their behalf. Additionally, volatile fluctuations in prices of natural gas and related derivatives may adversely impact the financial position of certain of our clients which may not have the resources to pay us for past services or may reduce the volume of transactions we would handle on their behalf in the future. This could have a negative effect on our business, operations, and financial condition.

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


A significant portion of our revenues is from incentives from a U.S. exchange. We may not receive those incentives in the future.

We receive incentives from NYMEX which accounted for 19% of our revenues during 2006. The incentives are earned based on a percentage of the total revenues received by the exchange attributable to our volume of transactions submitted to the respective exchanges. The incentives earned from NYMEX are based on a program offered to all brokers, traders, and energy traders initially launched in 2003. NYMEX has amended the terms of its initial incentive program by decreasing the incentive rate by 50%. NYMEX may amend the terms of the incentives or cancel this program at any time. While we are attempting to secure the long-term continuation of this program with NYMEX, we may not be successful in our attempts. We may agree to some or all of any requested changes. Accordingly, we cannot guarantee that we will continue to receive the level of such incentives in the future, if at all. If we do not receive these incentives, our revenues will decrease.

We rely heavily on the services of our overseas technical staff and consultants which may delay or jeopardize the development and enhancement of OPEX

We rely heavily on the services of our technical staff and consultants. Our technical employees are not presently employed on a full time basis. With the exception of our chief technology officer and a senior developer, all our technical staff, including our software engineers and our software quality assurance team, is located overseas. If we are unable to maintain our relationship with these individuals and if we have to replace them with individuals with similar capabilities, this could delay or jeopardize the development and the enhancement of OPEX.

We face intense and increasing competition in the electronic energy derivatives market. If we do not compete effectively or if we experience reduced market share from increased competition, our business will be harmed.

There are several other well-financed companies who do or may compete with us. In the OTC natural gas derivatives market, our competitors include ICAP PLC, Choice Energy LP, G.A. Options, MAN Financial, Inc. and Tullet Natsource, Inc. In the futures natural gas derivatives market, our competitors include Clarion Trading, SCS Trading Corp., and ICAP PLC. Some of the features of OPEX compete with some of ICE's offerings.

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

Dependence on outside clearinghouse for increased revenue.

We are dependent on outside clearinghouses such as NYMEX to provide our clients with OTC Clearing services. We can give no assurance that NYMEX will continue to offer this service to trades brokered by us and should NYMEX cease to offer this service, it would have a material negative effect on us and our prospects.

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

OPEX qualifies as an "exempt commercial market" under the rules of the CFTC. Although an ECM may be required to provide certain trade volume and pricing information to the CFTC, an ECM is not required to register with the CFTC. However, if we were to no longer qualify for the exemption from registration, either because of changes in law or the scope of our business, our businesses would become subject to extensive regulation at both the federal and state levels. In addition, self-regulatory organizations, such as NYMEX and the National Futures Association, require compliance with their extensive rules and regulations. Among other things, these regulatory authorities impose restrictions on sales methods, trading practices, use and safekeeping of client funds and securities, record keeping and the conduct of principals and employees. The extensive regulatory framework applicable to the commodities brokerage industry, the purpose of which is to protect clients and the integrity of the commodities markets, would impose significant compliance burdens and attendant costs on us. The regulatory bodies that administer these rules do not attempt to protect the interests of our stockholders as such, but rather the public and markets generally. Failure to comply with any of the laws, rules or regulations of any independent, state or federal regulatory authority to which we become subject could result in a fine, injunction, suspension or expulsion from the industry, which could materially and adversely impact us. Furthermore, amendments to existing state or federal statutes, rules and regulations or the adoption of new statutes, rules and regulations could require us to alter our methods of operation at costs which could be substantial.

The Penny Stock Rules apply to our common stock. This may make it more difficult for holders of our common stock to resell their shares.

At the present time, our common stock is not listed for trading on any stock exchange.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires special disclosure relating to the market for penny stocks in connection with trades in any stock defined as a "penny stock." Commission regulations generally define a penny stock to be an equity security that has a market price of less that $5.00 per share and is not listed on Nasdaq or a major stock exchange. These regulations subject all broker-dealer transactions involving such securities to the special "Penny Stock Rules" set forth in Rule 15g-9 of the Securities Exchange Act of 1934. While our price per share has been recently more than $5 per share, it may decrease below $5 in the future. Accordingly, any broker-dealer sales of our shares will be subject to the Penny Stock Rules. These Rules affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers of our common stock to sell their shares in the secondary market.

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

The majority stockholders are able to take stockholder actions in conformance with Section 228 of the Delaware General Corporation Law and our Certificate of Incorporation, which permits them to take any action which is required to, or may, be taken at an annual or special meeting of the stockholders, without prior notice and without a vote of our stockholders. Instead of a vote, stockholder actions can be authorized by the written consents to such actions, signed by the holders of the number of shares which would have been required to be voted in favor of such action at a duly called stockholders meeting. We would not be required to give prior notice to all stockholders of actions taken pursuant to the written consents of the majority stockholders and our obligations are limited to giving notice at least 20 calendar days prior to the earliest date on which the corporate action so authorized may be taken.

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

ITEM 8B.          OTHER INFORMATION.


None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT


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

The following table sets forth certain information, as of March 12, 2007, with respect to our directors and executive officers.



                                                             Date of Election
                                                               or Appointment
Name                   Positions Held              Age          as Director
----                   -------------            ----------   ---------------
Mark Nordlicht         Chairman                     37        February 2000
Kevin Cassidy          Chief Executive Officer
                       and Vice Chairman            47        October 2005
Edward J. O'Connor     President, Treasurer,
                       and Director                 53        March 2001
Albert Helmig          Director                     55        September 2004
Marc-Andre Boisseau    Chief Financial Officer      42        n.a.




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

Kevin Cassidy: Mr. Cassidy has served as our Chief Executive Officer since October 2005 and from March 2001 to March 2004. From April 2004 through September 2005, Mr. Cassidy provided consulting services to us. Since December 1996, Mr. Cassidy has served as Managing Director of Capital Energy Services, LLC (formerly Orion Energy Services, LLC), an energy options brokerage firm on the NYMEX. Mr. Cassidy's primary responsibilities include business development, sales and marketing, and oversight of our brokerage operations.

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


                              DIRECTOR COMPENSATION


Messrs. Cassidy, O'Connor, Nordlicht, and Helmig are the members of our Board of Directors. We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf and the nature of their beneficial ownership. None of our board members have received compensation during 2006 and 2005 for their services as director.



           DIRECTOR INDEPENDENCE, COMMITTEES OF THE BOARD OF DIRECTORS


One of our members of our Board of Directors, Albert Helmig, is "independent" within the meaning of Marketplace Rule 4200 of the National Association of Securities Dealers, Inc. Our Board of Directors has established a Finance Committee, which oversees the determination and the appropriateness of prepayments on amounts due to Mark Nordlicht, Edward O'Connor, and Kevin Cassidy, if any. Otherwise, we have not established any other committees, including an Audit Committee, a Compensation Committee, a Nominating Committee, or any committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole. Because we only have one independent director, our Board of Directors believes that the establishment of such committees of the Board would not provide any benefits to our company and could be considered more form than substance.

We do not have an audit committee or a compensation committee. We intend to form such committees once we have selected directors who shall meet the independence requirements and audit committee financial expert requirements under applicable Securities and Exchange Commission rules and regulations. We are developing the criteria we will use in identifying, attracting, and retaining such directors. We are unable to determine when and if we will complete the recruiting of new directors during fiscal year 2007.

                             EXECUTIVE COMPENSATION


The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2006. The value attributable to any option awards is computed in accordance with FAS 123R.


                           SUMMARY COMPENSATION TABLE



                                                                           Non-Equity       Nonqualified         All
                                                                            Incentive        Deferred          Other
                                                         Stock   Option       Plan           Compensation    Compensation    Total
                               Fiscal   Salary    Bonus  Awards  Awards   Compensation       Earnings             (3)
Name and Principal Position     Year      ($)      ($)    ($)      ($)         ($)              ($)               ($)         ($)
                               ------   ------    -----  ------  ------   ------------      -------------    ------------    -----
Edward J. O'Connor,             2006    200,000    -0-    -0-      -0-         -0-           -0-14,905           214,905
President, Director (1)         2005    200,000    -0-    -0-      -0-         -0-           -0-14,238           214,238

Kevin Cassidy, CEO (1)(2)       2006    275,000    -0-   273,616  240,000     691,541        -0-18,285         1,480,157
                                2005     58,333    -0-    -0-      -0-         -0-              -0-               14,238     72,571


Thomas Schnell (4)              2006    100,000    -0-    -0-      -0-        596,584           14,905           711,489
Noah Rottblatt (4)              2006     48,000    -0-    -0-      -0-        509,300            8,895           566,195


(1)      Mr. Cassidy served as our Chief Executive Officer from March 2001 to March 2004 and from October 2005 to present. Mr.
         O'Connor served as our Chief Executive Officer from April 2004 to October 2005.
(2)      Mr. Cassidy's compensation includes 268,083 shares of common stock valued at $273,616 and 1,200,000 warrants issued to
         Pierpont Capital, Inc., exercisable at $0.95 and for which we recognized $240,000 in compensation expenses during 2006 pursuant to FAS 123 (R ).  Additionally, the Company pays, on behalf of Mr. Cassidy, a life insurance and health insurance premium, which amounted to $3,380 and $14,905 during 2006.
(3)      The other compensation of Mesrrs. O'Connor, Schnell, and Rothblatt represent the health insurance premium paid by the
         Company on their behalf.
(4)      Mesrrs. Schnell and Rottblatt are brokers and are not executive officers of the Company.

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

STOCK OPTION GRANTS

There were no individual grants of stock options to any Executive Officers during the fiscal year ended December 31, 2006

STOCK OPTIONS EXERCISED IN 2006 AND RELATED PERIOD-ENDED STOCK OPTION VALUES

 No stock options were exercised during fiscal 2006

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END


The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2006:


                                       OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                            OPTION AWARDS                                         STOCK AWARDS
                   ------------------------------                         ----------------------------


                                                                                                  Equity
                                                                                                  Incentive
                                                                                       Equity     Plan
                                                                                       Incentive  Awards:
                                                                   Number      Market  Plan       Market
                                                                   of          Value   Awards:    or
                                           Equity                  Shares      of      Number     Payout
                                           Incentive               or          Shares  of         Value of
                                           Plan                    Units       or      Unearned   Unearned
               Number of    Number of      Awards:                 of          Units   Shares,    Shares,
               Securities   Securities     Number of               Stock       of      Units or   Units or
               Underlying   Underlying     Securities              That        Stock   Other      Other
               Unexercised  Unexercised    Underlying              Have        That    Rights     Rights
               Options      Options        Unexercised   Option    Not         Have    that       That
               /warrants    /warrants      Unearned      Exercise              Not     Have Not   Have       Not
Name           (#)          (#)            Options       Price     Expiration  Vested  Vested     Vested     Vested
               Exercisable  Unexercisable  (#)           ($)       Date        (#)     ($)        (#)        (#)
(a)            (b)          (c)            (d)           (e)       (f)         (g)     (h)        (i)        (j)
-------------  -----------  -------------  -----------   --------  ----------  ------  ------   ---------  ---------
Kevin Cassidy  450,000                                   0.20      6/30/07
               600,000      400,000                      0.95      2/23/09
Thomas Schnell 100,000                                   0.20      (1)

(1) Upon termination for cause or death


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

The terms of the agreement, as amended, provide that we will employ Mr. O'Connor for a term of five years with the duties of Chief Executive Officer with an annual salary of $200,000 per year. If we terminate Mr. O'Connor's employment without "cause" or if Mr. O'Connor terminates his employment with "good reason" (as both terms are defined in Mr. O'Connor's employment agreement), we are required to pay him a lump sum equal to nine months' base salary. Following termination of employment for any reason, other than expiration of the term of employment, Mr. O'Connor has agreed not to engage in an electronic OTC business in competition with us for a 90 day period, provided we pay him bi-monthly installments of $8,333.33 and provide full health benefits during the 90 day period. When Kevin Cassidy became our Chief Executive Officer in October 2005, as discussed below, we continued to employ Mr.O'Connor as our President with the same compensation package as when he was our Chief Executive Officer.

Effective October 30, 2005, we named Kevin P. Cassidy our Chief Executive Officer and appointed him as a director. Simultaneously, we entered into an employment agreement with him (the "Agreement"). The initial term of the Agreement is for 50 months, subject to renewal or earlier termination.


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

We will issue options to Mr. Cassidy equal to twenty percent (20%) of the number of shares of common stock issuable under warrants which become exercisable pursuant to any Order Flow Agreements (Order Flow Agreements are the agreements for the Company to issue warrants to a firm based on the volume of orders the firm placed with the Company). Those options will be fully vested Non-Statutory Stock Options granted under the Company's 2004 Stock Option Plan at fair value at the date of grant. Also, we will issue to Mr. Cassidy 5,000 options each time a firm registers with and executes its first 10,000 lots on the Company's OPEX platform. The total number of such options will be limited to 2,500,000. Such options will be fully vested Non-Statutory Options granted under the plan at fair value at the date of grant.

Mr. Cassidy will be entitled to paid annual vacation, personal leave and holidays in accordance with our policies, and will be entitled to participate in health, welfare, and pension plans and any other employee benefit plan of the Company. In addition, we will advance to or reimburse Mr. Cassidy for the annual or monthly premium of his life insurance policy of one million dollars ($1,000,000) where the beneficiary is Mr. Cassidy's estate (immediate family).

Upon our sale or merger or other business combination of us and another company or companies, Mr. Cassidy will be entitled to a lump sum payment of 50% of the unpaid Fixed Compensation should he desire not to be employed with the new or successor entity.

We have a consulting agreement with Mr. Boisseau, who serves as our Chief Financial Officer. The oral agreement provides that we compensate him at $145 per hour, and effective, March 6 2007, $152 per hour. This agreement may be terminated at will by both parties.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics to provide guiding principles to all of our employees. Our Code of Business Conduct and Ethics does not cover every issue that may arise, but it sets out basic principles to guide our employees and provides that all of our employees must conduct themselves accordingly and seek to avoid even the appearance of improper behavior. Any employee which violates our Code of Business Conduct and Ethics will be subject to disciplinary action, up to an including termination of his or her employment. Generally, our Code of Business Conduct and Ethics provides guidelines regarding:

o        compliance with laws, rules and regulations,

o        conflicts of interest,

o        insider trading,

o        corporate opportunities,

o        competition and fair dealing,

o        discrimination and harassment,

o        health and safety,

o        record keeping,

o        confidentiality,

o        protection and proper use of company assets,

o        payments to government personnel,

o        waivers of the Code of Business Conduct and Ethics,

o        reporting any illegal or unethical behavior, and

o        compliance procedures.


In addition, we have also adopted a Code of Ethics for our Chief Executive Officer and Senior Financial Officers. In addition to our Code of Business Conduct and Ethics, our CEO and senior financial officers are also subject to specific policies regarding:

o        disclosures made in our filings with the SEC,

o deficiencies in internal controls or fraud involving management or other employees who have a significant role in our financial reporting, disclosure or internal controls,

o        conflicts of interests, and

o knowledge of material violations of securities or other laws, rules or regulations to which we are subject.

CERTAIN LEGAL PROCEEDINGS


To the knowledge of the Company, there are no material proceedings to which any director, executive officer or beneficial owner of more than 5% of any class of voting securities of the Company.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

To our knowledge, based solely on review of these filings and written representations from the certain reporting persons, we believe that during the fiscal year ended December 31, 2006, our officers, directors and significant stockholders have timely filed the appropriate form under Section 16(a) of the Exchange Act, except Albert Helmig, one of our directors, amended its form 3 in December 2006 to reflect 100,000 additional options which vested in September 2006 and were not vested in March 2006, date of the initial filing of his Form 3.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 12, 2007. The information in this table provides the ownership information for:

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


                                     Name and Address            Number of Shares        Percentage
     Title of Class                Of Beneficial Owner          Beneficially Owned        of class(1)
     --------------                -------------------          ------------------     --------------
Common Stock, par value       Mark Nordlicht                        15,190,150             27.8%
$.0001 per share              555 Pleasantville Road
                              South Building, Suite 110
                              Briarcliff Manor, NY 10510

Common Stock, par value       Edward J. O'Connor                    5,708,016 (1)          10.4%
$.0001 per share              555 Pleasantville Road
                              South Building, Suite 110
                              Briarcliff Manor, NY 10510

Common Stock, par value       Albert Helmig                           250,000 (2)        less than 0.5%
$.0001 per share              15 Deer Run Circle
                              Chatham, NJ 07928

Common Stock, par value       Kevin P. Cassidy                      3,233,083 (3)           5.9%
$.0001 per share              555 Pleasantville Rd., Ste 110
                              Briarcliff Manor, NY 10510

Common Stock, par value       Marc-Andre Boisseau                          -0-              0.0%
$.0001 per share              555 Pleasantville Rd., Ste. 110
                              Briarcliff Manor, NY 10510

All directors and officers                                          24,381,249             44.1%
as a group(4 persons)                                                (1)(2)(3)


(1) Includes 3,904,158 shares owned by Ridgecrest Capital Corp., Inc., a corporation wholly owned by Mr. O'Connor, 901,929 shares owned by Mr. O'Connor's daughter Kathleen O'Connor and 901,929 shares owned by Mr. O'Connor's daughter Erin O'Connor.


(2) Includes 250,000 shares issuable pursuant to the exercise of stock options exercisable within 60 days.


(3) Includes 2,305,000 shares owned by Pierpont Capital Corp., Inc.("Pierpont"), as well as 50,000 warrants, exercisable at a price of $0.20 per share, and 600,000 warrants exercisable at a price of $0.95 per share, issued to Pierpont, of which Mr. Cassidy is a stockholder, 10,000 options exercisable at a price of $7.17 per share and 113,665 shares owned by Kerry Cassidy, who is Mr. Cassidy's daughter.


ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
               AND DIRECTOR INDEPENDENCE


During April 2005, we modified the terms of agreement under which we initially owed $5,762,753, $765,000 and $765,000 to Mark Nordlicht, our Chairman of the Board, Kevin Cassidy, our Chief Executive Officer, and Edward O'Connor, our President, respectively. The modified terms provide that, among other things, in the event of a Capital Raise-defined as we raising more than $1,000,000 additional equity or debt financing, the interest rate accrued after such event is reduced from 12% to 4.68%. Additionally, the modified terms provide that we may make principal repayments towards the due to Chairman of the Board, the due to its Chief Executive Officer, and the due to related party amounting to approximately 25% of its cash flows from operating cash flows less capital expenditures. During 2006, we modified the terms of the agreements to allow prepayments at our discretion.

In connection with the modified terms, the Company made principal repayments of $400,000 and $177,243 on the due to Mark Nordlicht during 2006, and 2005, respectively, of which $69,638 was offset in 2005 against an accounts receivable of one of our clients, which is not affiliated with Mr. Nordlicht. Additionally, we made principal repayment of $558,697 and $203,803 on the due to Kevin Cassidy during 2006 and 2005, respectively, and $200,000 and $53,803 on due to Edward O'Connor, during 2006 and 2005, respectively.

We were party to a Master Services Agreement with CES pursuant to which we provide brokerage services on the floor of the New York Mercantile Exchange (see "Description of Business - Business Alliances" for more information about this agreement). Edward J. O'Connor, our president and a director, is a 50% stockholder of CES. Kevin P. Cassidy our Chief Executive Officer until March 31, 2004, is the Managing Director of CES. Pursuant to this arrangement, we were paying to CES a minimum annual fixed fee of $50,000 and assume all expenses directly incurred by CES's associated floor brokerage services. Additionally, we owed to CES $1,525,000 payable on April 1, 2014. However, upon a Capital Raise, we will pay up to 10.67% of the amount raised during the Capital Raise, up to $762,500, to CES, with the remaining principal and accrued interest of 12% from the date of the Capital Raise payable on April 1, 2014.

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

Pursuant to this arrangement, our share of revenues and expenses of the floor brokerage services amounted to approximately $3.6 million and $741,000, respectively, during 2006, and $2.0 million and $860,000, respectively, during 2005. We have received $2.6 million and $1.0 million from CES in connection with such floor brokerage services during 2006 and 2005, and CES owes us approximately $488,000 as of December 31, 2006. This agreement was terminated in January 2007 and our floor operations are now assumed by a subsidiary, OPEX International, Inc.

The Company has recognized revenues from brokerage commissions of approximately $4,000, $206,000 and $63,000 during 2006 and $75,000, $9,000 and $21,000, during
2005, from Northern Lights Energy LLC, Platinum Partners, L.P. and Fenmore Holdings LLC, respectively, entities in which Mark Nordlicht is also the managing partner or a stockholder. The aggregate amount owed to us from such entities amounted to approximately $182,000 as of December 31, 2006.

Pursuant to an agreement providing for the reimbursement of certain administrative expenses for services provided to a coffee bean roaster, Sleepy Hollow Coffee Roasters, Inc. ("Sleepy Hollow"), a company owned by Edward J. O'Connor and by Kevin P. Cassidy, we charged an administrative fee of $17,000 and $17,000 to Sleepy Hollow during 2006 and 2005, respectively. We provide such services to Sleepy Hollow to ensure that Edward O'Connor and Kevin Cassidy can focus as much time and efforts as possible on our operations.

Please see "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act" for information regarding directors independence required by this item.

Please see "Item 1. Description of Business-Business Alliances" for a description of our term sheet with NYMEX Holdings, Inc., pursuant to which Messrs. Nordlicht, Cassidy, and O'Connor may sell a portion of their common stock to NYMEX Holdings, Inc.

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

10(ii)(c)         Amendment to Master Services Agreement (incorporated by
                  reference to the Registrant's Current Report on Form 8-K, dated as of April 10, 2006)

10(ii)(d)         Termination Agreement (of Master Service Agreement;
                  incorporated by reference to the Registrant's Current
                  Report of Form 8-K, dated as of January 31, 2007)

10(iii)(a)        Options Order Flow Agreement, dated July 1, 2004, between the
                  Company and Intercontinental Exchange,Inc. (incorporated by reference to Exhibit 10(iii)(a) to the SB-2)

10(iii)(b)        Superseding Option Order Flow Agreement, dated as of March 2,
                  2005 (incorporated by reference to Exhibit 10(iii)(b) to the SB-2)

10(iv)(a)        Employment Agreement, as amended, between the Company and
                 Edward J. O'Connor (incorporated by reference to Exhibit 10(iv)
                 (a) to the SB-2)

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

*10(viii)        Prepaid Commission Agreement, dated June 9, 2003, between the
                 Company and Platinum Partners Value Arbitrage Fund LLP
                 (incorporated by reference to Exhibit 10(viii) to the SB-2)

10(ix)(a)        Loan Agreement, dated February 13, 2004, between the Company and Mark Nordlicht (incorporated by reference to Exhibit 10(ix)(a) to the SB-2)

*10(ix)(b)       $250,000 Promissory Note, dated February 13, 2004, from the
                 Company to Mark Nordlicht (incorporated by reference to Exhibit
                 10(ix)(b) to the SB-2)

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

10(xiii) Warrant Agreement for the Purchase of Common Stock (incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006)

10(xiv) Service and Repurchase Agreement (incorporated by reference to the Registrant's Current Report on Form 8-K, dated as of January 31, 2007


14               Code of Business Conduct and Ethics (filed herewith)

Exhibit No.      Description
-----------      -----------

21               Subsidiaries of the Company.

31.1 Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer of Optionable, Inc. (filed herewith)

31.2 Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer of Optionable, Inc. (filed herwith)

32.1 Section 1350 Certification of the Principal Executive Officer of Optionable, Inc The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.(filed herewith)

32.2 Section 1350 Certification of the Principal Financial Officer of Optionable, Inc The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended. (filed herewith)

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES


The firm Sherb & Co., LLP, independent registered accounting firm, has audited our financial statements for the years ended December 31, 2006 and 2005. The Board of Directors has appointed Sherb & Co. to serve as our registered accounting firm for the 2006 year-end audit and to review our quarterly financial reports for filing with the Securities and Exchange Commission during fiscal year 2007.


The following table shows the fees paid or accrued by us for the audit and other services provided by Sherb & Co. for fiscal year 2006 and 2005.

                                                             2006           2005
                                                     ____________    ___________
Audit Fees(1)                                        $    67,000     $    66,500
Audit-Related Fees                                   $        --     $        --
Tax Fees                                             $        --     $        --
All Other Fees (2)                                   $     2,880     $       645
                                                     ____________    ___________
Total                                                $    69,880     $    67,145
                                                     ============    ===========
__________________

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the []th day of March 23, 2007.

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

Signature                  Title                               Date

/s/ Mark Nordlicht         Chairman of the Board               March 23, 2007
Mark Nordlicht


/s/ Kevin Cassidy          Chief Executive Officer and         March 23, 2007
Kevin Cassidy              Director


/s/   Edward O'Connor      President and Director              March 23, 2007
Edward O'Connor


/s/ Albert Helmig          Director                            March 23, 2007
Albert Helmig


/s/ Marc-Andre Boisseau    Chief Financial Officer             March 23, 2007
Marc-Andre Boisseau

                              OPTIONABLE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Registered Public Accounting Firm.....................F-1

Balance Sheet...............................................................F-2

Statements of Operations....................................................F-3

Statement of Stockholders' Equity (Deficit).................................F-4

Statements of Cash Flows....................................................F-5

Notes to Financial Statements.......................................F-6 to F-26

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Optionable, Inc.
Briarcliff Manor, New York

We have audited the accompanying balance sheet of Optionable, Inc. as of December 31, 2006 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optionable, Inc. as of December 31, 2005 and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.


                                                /s/ Sherb & Co., LLP
                                                    ----------------------------
                                                    Sherb & Co., LLP
                                                    Certified Public Accountants

New York, New York
January 22, 2007

                                OPTIONABLE, INC.
                                  BALANCE SHEET
                                December 31, 2006


                                     ASSETS
Current Assets:
Cash and cash equivalents                                 $           7,913,393
Accounts receivable, net
of provision for doubtful accounts of $29,693                         2,100,805
Accounts receivable from related parties                                182,338
Due from related party                                                  488,273
Incentives receivable                                                 1,307,859
Other current assets                                                     64,162
                                                          ----------------------

      Total current assets                                            12,056,830

Property and equipment, net
of accumulated depreciation of $457,204                                   57,501
Other assets                                                              19,900
Other receivable                                                         150,000
                                                          ----------------------

     Total assets                                         $           12,284,231
                                                          ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses                     $              192,993
Accrued compensation                                                   1,891,885
Income tax payable                                                     1,454,246
                                                          ----------------------
    Total current liabilities
                                                                       3,539,124


Due to chairman of the board,
net of unamortized discount of $3,256,311                              1,788,199

Due to executive officer,
net of unamortized discount of $441,686                                   67,011
                                                          ----------------------

 Total liabilities                                                     5,394,334

Stockholders' Equity:
Preferred Stock; $.0001 par value,
5,000,000 shares authorized, none issued
and outstanding                                                            -
Common stock; $.0001 par value, 100,000,000
shares authorized,
51,674,514 issued and  51,669,714 outstanding                             5,167
Additional paid-in capital                                            8,469,567
Treasury stock at cost, 4,800 shares                                     (2,506)

Accumulated deficit                                                  (1,582,331)
                                                          ----------------------

     Total stockholders' equity                                        6,889,897
                                                          ----------------------

     Total liabilities and stockholders' equity           $           12,284,231
                                                          ======================




                       See Notes to Financial Statements.
                                       F-2

                                OPTIONABLE, INC.
                            STATEMENTS OF OPERATIONS


                                                  For the year ended
                                                     December 31,
                                        ----------------------------------------
                                                 2006                  2005
                                        ------------------    ------------------

Revenues:
 Brokerage fees                              $   8,987,727         $   2,979,641
 Brokerage fees-related parties                  3,994,131             2,087,215
 Incentives                                      3,087,653               738,558
                                        ------------------    ------------------
Net revenues
                                                16,069,511             5,805,414

Cost of revenues                                 5,312,269             2,264,110
Cost of revenues-related parties                   909,291               856,763
                                        ------------------    ------------------

                                                 6,221,560             3,120,873

Gross profit                                     9,847,951             2,684,541

Operating expenses:

  Selling, general and administrative            1,030,979               695,718
  Research and development                         473,645               450,488
                                        ------------------    ------------------


     Total operating expenses                    1,504,624             1,146,206
                                        ------------------    ------------------


     Operating income                            8,343,327             1,538,335
                                        ------------------    ------------------

Other income (expense):

Interest income                                    102,040                21,548
Interest expense to related parties               (780,137)            (300,319)
                                        ------------------    ------------------

                                                  (678,097)            (278,771)
                                        ------------------    ------------------


Income before income tax                         7,665,230             1,259,564


Income tax                                     (1,459,052)                     -
                                        ------------------    ------------------

Net income                                   $   6,206,178         $   1,259,564
                                        ==================    ==================

Basic earnings per common share                $      0.12           $      0.02
                                        ==================    ==================

Diluted earnings per common share              $      0.12           $      0.02
                                        ==================    ==================

Basic weighted average common

shares outstanding                              51,478,354            51,406,431
                                        ==================    ==================


Diluted weighted average common
shares outstanding                              52,559,445            51,524,732
                                        ==================    ==================

                       See Notes to Financial Statements.
                                       F-3

                                OPTIONABLE, INC.
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   From January 1, 2005 to December 31, 2006


                                  Common Stock                              Treasury
                            -----------------------      Additional           Stock,       Accumulated
                              Shares           $       Paid-in Capital       at Cost         Deficit            Total
                            -----------      ------    ---------------      ---------      ------------     -------------

Opening balance,
 January 1, 2005            51,406,431       $5,141      $7,784,411          $-            $(9,048,073)      $(1,258,521)

Fair value of warrants
 issued to related party    -                -              162,060           -            -                     162,060
Net income                  -                -                 -              -              1,259,564         1,259,564
                            -----------      ------    ---------------       --------      ------------     -------------
Balance at
 December 31, 2005          51,406,431        5,141       7,946,471           -             (7,788,509)          163,103

Fair value of warrants
 issued to related party    -                -              240,000           -            -                     240,000
Fair value of options       -                -                6,506           -            -                       6,506
Fair value of shares
 issued for compensation
  to chief executive officer   268,083           26         276,590           -            -                     276,616
Repurchase of shares            (4,800)      -                 -              (2,506)      -                      (2,506)
Net income                  -                -                 -              -              6,206,178         6,206,178
                            -----------      ------    ---------------       --------      ------------     -------------
Ending balance,
December 31, 2006           51,669,714       $5,167      $8,469,567          $(2,506)      $(1,582,331)       $6,889,897
                            ===========      ======    ===============       ========      ============     =============












                       See Notes to Financial Statements
                                       F-4

                                OPTIONABLE, INC.
                            STATEMENTS OF CASH FLOWS

                                                    For the year ended
                                                        December 31,
                                        ----------------------------------------
                                                2006                   2005
                                        -------------------    -----------------


Cash flows from operating activities:
   Net income                             $   6,206,178           $   1,259,564
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation                                   31,508                  32,519
  Amortization of debt discount                 780,137                 300,320
  Provision for doubtful accounts              (37,727)                (22,554)
  Fair value of warrants and options            246,506                 162,060
  Fair value of shares issued to
      chief executive officer                   276,616                       -
Changes in operating assets and
 liabilities:
  Accounts receivable                       (1,751,941)                (98,854)
  Accounts receivable-related parties         (141,143)                (34,340)
  Due from related party                      (184,701)                 (9,997)
  Incentives receivable                     (1,153,076)                (23,107)
  Other receivable                                    -               (150,000)
  Other current assets                         (15,073)                (36,133)
  Other assets                                 (19,900)                       -
  Accounts payable and accrued expenses         138,007                (25,701)
  Income tax payable                          1,454,246                       -
  Accrued compensation                        1,481,330                  12,838
                                          --------------    --------------------


Net cash provided by operating activities     7,310,967               1,366,615
                                          --------------    --------------------

Cash flows used in investing activity:
 Purchases of property and equipment          (47,824)                (27,439)
                                          --------------    --------------------


Net cash used in investing activity            (47,824)                (27,439)
                                          --------------    --------------------

Cash flows from financing activities:


Principal repayments of due to
 chief executive officer                      (558,697)               (203,803)
Principal repayments of due to
 executive officer                            (200,000)                (53,803)
Principal repaymentS of due to
 chairman of the board                        (400,000)               (177,243)
 Repurchase of shares of common stock           (2,506)                      -
                                          --------------    --------------------


Net cash used in financing activities       (1,161,203)               (434,849)
                                          --------------    --------------------


Net increase in cash                          6,101,940                 904,327

Cash, beginning of year                       1,811,453                 907,126
                                          --------------    --------------------

Cash, end of year                         $   7,913,393           $   1,811,453
                                          ==============    ====================

Supplemental disclosures of
 cash flow information:
     Cash paid for taxes                    $     4,806              $        -
                                          ==============    ====================

     Cash paid for interest                  $        -              $        -
                                          ==============    ====================









                       See Notes to Financial Statements.
                                       F-5

                                OPTIONABLE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

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

The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. During 2006, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

The Company's accounts receivable are due from energy trading firms, financial institutions, and hedge funds, located primarily in the United States. Collateral is generally not required. One of the Company's customers accounted for 37% of its accounts receivable net of doubtful accounts, respectively, at December 31, 2006. No other customers accounted for more than 10% of its accounts receivable at December 31, 2006.

The Company's incentives receivable are due from a United States exchange providing the Company with incentives to submit customer trades to their respective platform. The incentives receivable are not collateralized. The Company has entered into a binding term sheet with such exchange in January 2007- see Note 10-Subsequent Event.

                                OPTIONABLE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

Note 2- Summary of Significant Accounting Policies-Continued

The due from related party is due from an affiliate owned by the Company's chief executive officer and by an executive officer of the Company, who are both stockholders of the Company. The due from related party is not collateralized.

Customer Concentration

One of the Company's customers accounted for approximately 24% and 18%, respectively of its revenues during 2006 and 2005, respectively. The Company minimizes its customer concentration risks by diversifying its existing customer base.

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

Software Development Costs
Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Accounting Financial Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Costs of maintenance and customer support will be charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first. The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no software development costs have been capitalized as of December 31, 2006.

                                OPTIONABLE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

Note 2- Summary of Significant Accounting Policies-Continued

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three to five years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment consist of the following as of December 31, 2006:

Computer equipment and software                                $445,159
Office furniture and equipment                                   69,546
                                                               ---------
                                                                514,705
Accumulated depreciation                                       (457,204)
                                                               ---------
                                                               $ 57,501
                                                               =========

Depreciation expense amounted to approximately $32,000 and $33,000 during 2006 and 2005, respectively.


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

                                OPTIONABLE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

Note 2- Summary of Significant Accounting Policies-Continued

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options amounted to 941,000 and 791,000 at December 31, 2006 and 2005, respectively. The outstanding warrants amounted to 1,550,000 and 550,000 at December 31, 2006 and 2005, respectively.

The following sets forth the computation of basic and diluted earnings per share for the year ended December 31:

                                                2006            2005
                                              --------        --------

Numerator:
Net income                                   $6,206,178      $1,259,564
                                             ==========      ==========

Denominator:
Denominator for basic earnings per share-
Weighted average shares outstanding          51,478,354      51,406,431
Effect of dilutive employee stock options       643,337          71,525
Effect of dilutive warrants                     437,755          46,776
                                             ----------      ----------
Denominator for diluted earnings per
share- Weighted average shares outstanding   52,559,445      51,524,732
                                             ==========      ==========



Basic earnings per share                        $0.12           $0.02
                                                =====           =====
Diluted earnings per share                      $0.12           $0.02
                                                =====           =====

Anti-dilutive weighted-average shares             -               -
                                                =====           =====

                                OPTIONABLE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

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

                                OPTIONABLE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

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

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

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

Recent Pronouncements

In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, ("FIN 48"), entitled, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109". Concurrently, FASB issued a FASB staff position (FSP) relating to income taxes, (FSP) No. FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction." FASB's summary of FIN 48 notes that differences between tax positions recognized in the financial statements and tax positions taken in the tax return (referred to commonly as "book" vs. "tax") will generally result in: (a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, (b) a reduction in a deferred tax asset or an increase in a deferred tax liability, or (c) both of the above. FIN 48 requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. Further, if a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. Additionally, FIN 48 establishes guidance for "derecognition" of previously recognized deferred tax items, and sets forth disclosure requirements. The effective date of FIN 48 is for fiscal years beginning after December 15, 2006. The Company does not believe that FIN 48, once adopted, will have a significant impact on its financial position, operating results, or cash flows.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

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


Note 3-Due from Related Party

In April 2004, under the Master Services Agreement, as amended in April 2005, with a related party, the Company agreed to pay certain fixed and variable fees and support services to such related party entity partly owned by its Chief Executive Officer and by an Executive Officer in exchange for a share of revenues of the floor brokerage services of the related party. The fixed fees the Company has agreed to pay amount to $50,000 per year.

The Company's share of revenues of the floor brokerage services amounted to approximately $3.6 million and $2.0 million during 2006 and 2005, respectively. The Company's share of expenses of the floor brokerage services amounted to approximately $741,000 and $857,000 during 2006 and 2005, respectively. The Company has received approximately $2.6 million and $1.0 million from the related party in connection with such floor brokerage services during 2006 and 2005, respectively, and the related party owed approximately $488,000 at December 31, 2006.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2006 and 2005


Note 3-Due from Related Party-continued

The Company recognizes its share of revenues of the floor brokerage services based on the commissions earned for such services which are recognized on the day of the trade-trade date basis.

The father of the Company's Chairman of the Board leases to the Company a seat on the exchange through which Capital Energy Services LLC ("CES") maintains its floor operations. The Company assumed the cost of the lease in April 2006. The lease provides for monthly payments of approximately $22,000 through December 31, 2006. The amount paid pursuant to the lease amounted to $188,000 during 2006.


Note 4-Other Receivable

The Company's other receivable consists of amounts due from a broker employed by a related party, an entity owned by our Chief Executive Officer and by an Executive Officer. This other receivable funded security deposits of $100,000 held at a US exchange and $50,000 held at a clearinghouse, which are required to maintain the Company's floor operations.

Note 5-Due to Related Parties

The terms and amounts of due to related parties at December 31, 2006 are as follows:

Due to Chairman of the Board, non-interest bearing, unsecured, payable by March 12, 2014, if the Company obtains additional equity or debt financing of at least $1,000,000 following the private placement which closed in September 2004 ("Capital Raise"), the Company will repay its Chairman of the Board up to 39.33% of the Capital Raise, up to $2,810,877, with the remaining balance and accrued interest of 4.68% from the date of the
Capital Raise due on March 22, 2014:                                 $5,044,510
Discount, using initial implied rate of 12%:                         (3,256,311)
                                                                     -----------
                                                                     $1,788,199
                                                                     ===========

Due to Executive Officer, non-interest bearing, unsecured, payable by March 12, 2014, if the Company obtains additional equity or debt financing of at least $1,000,000 following a Capital Raise, the Company will repay its Executive Officer up to 5.3% of the Capital Raise, up to $381,250, with the remaining balance and accrued interest of 4.68% from the date of the Capital Raise
 due on March 22, 2014:                                                $508,697
Discount, using initial implied rate of 12%:                           (441,686)
                                                                       ---------
                                                                       $ 67,011
                                                                       =========

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

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

The Company satisfied its due to Chief Executive Officer during 2006. The due to Chief Executive Officer had the same terms as the due to Executive Officer.

The amortization of the discount on the due to related parties amounted to approximately $780,000 and $300,000 during 2006 and 2005, respectively.

The Company made principal repayments amounting to approximately $1.2 million towards its due to related parties during 2006.

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


Note 6- Other Related Party Transactions

The Company provides administrative services to a related party, an entity owned by the Company's Chief Executive Officer and an Executive Officer. The Company charged approximately $17,000 and $17,000 during 2006 and 2005, respectively, for such services. The related party owed the Company approximately $6,000 at December 31, 2006.

The Company has recognized revenues of approximately $273,000 and $106,000 during 2006 and 2005, respectively, from three related parties, entities in which its Chairman of the Board is also the managing director or a shareholder. Such related parties owed the Company approximately $182,000 as of December 31, 2006.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

Note 7- Stockholders' Equity

During 2006, the Company issued, in aggregate, 268,083 shares of common stock to its Chief Executive Officer. The shares were valued at approximately $276,000, based on the quoted price of the Company's common stock at the date of issuance. The shares were issued pursuant to the employment agreement with the Company's Chief Executive Officer.

On May 30, 2006, the Company's Board of Directors authorized the repurchase of such number of shares of its common stock that have an aggregate purchase price not in excess of $200,000 at the rate of up to $50,000 worth of common stock each quarter. The Company repurchased 4,800 shares at a cost aggregating approximately $2,500 during 2006. Such repurchases have been accounted as treasury stock in the accompanying balance sheet.

Stock Compensation Plan

During November 2004, the Company adopted the 2004 Stock Option Plan ("2004 Plan"). The 2004 Plan allows for the grant of both incentive stock options and nonstatutory stock options. The 2004 Plan may be administered, interpreted and constructed by the Board of Directors or a compensation committee. The maximum number of shares of common stock which may be issued pursuant to options granted under the 2004 Plan may not exceed 7,500,000 shares. There are 941,000 options outstanding at December 31, 2006. The outstanding options are exercisable at a weighted average price per share of $0.26 per share. The Company granted 150,000 options during 2006. The options outstanding vest over periods ranging between 18 months and three years. During 2006, the Company recorded a share-based payment expense amounting to approximately $7,000 in connection with all options outstanding

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options. The fair value of the options is based on the Black Scholes Model using the following assumptions:

Exercise price:                     $0.20-$0.51
Market price at date of grant:      $0.20-$0.51
Volatility:                         none-57%
Expected dividend rate:             0%
Risk-free interest rate:            2.78%-4.81%

If any options granted under the 2004 Plan expire or terminate without having been exercised or cease to be exercisable, such options will be available again under the 2004 Plan. All employees of the Company and its subsidiaries are eligible to receive incentive stock options and nonstatutory stock options. Non-employee directors and outside consultants who

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

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

Pro Forma Information Under SFAS No. 123 for Periods Prior to January 1, 2006 The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based awards for 2005:


                                      Year Ended             Year Ended
                                      December 31,           December 31,
                                      2006                   2005
                                      ------------------     ----------------
Net income:
As reported                           $  6,206,178           $ 1,259,564
Add: Total stock-based employee
 compensation included in
net income as reported, net of
 related tax effects                             -                     -
Deduct: Total stock-based employee
 compensation expense
determined under fair value based
 method for all awards,
net of related tax effects               (       -      )       (  4,338  )
                                      ------------------     ----------------

Pro forma                             $  6,206,178           $ 1,255,226
                                      ==================     ================

Basic earnings per share:
As reported                           $  0.12                $ 0.02
                                      ==================     ================

Pro forma                             $  0.12                $ 0.02
                                      ==================     ================

Diluted earnings per share:
As reported                           $  0.12                $ 0.02
                                      ==================     ================

Pro forma                             $  0.12                $ 0.02
                                      ==================     ================

For purposes of the pro forma calculations, the fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends, and the following assumptions: expected volatility rate: 44%, risk-free interest rate: 3.7%, expected term: 4 years.

                               OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

Note 7- Stockholders' Equity-continued

A summary of the activity during 2006 and 2005 of the Company's stock option plan is presented below:


                                                           Weighted
                                                            Average
                                           Options       Exercise Price
                                           ----------------------------

Outstanding at January 1, 2005             780,250           $0.20

Granted                                    150,000            0.30
Exercised                                        -
Expired   or cancelled                    (139,250)           0.24
                                           --------          ------
Outstanding at December 31, 2005           791,000            0.21

Granted                                    150,000            0.51
Exercised                                        -               -
Expired   or cancelled                           -               -
Outstanding at December 31, 2006           941,000          $ 0.26
                                           =======          ======

Exercisable at December 31, 2006           666,000           $0.20
                                           =======          ======
Vested at December 31, 2006                666,000           $0.20
                                           =======          ======
The weighted-average grant-date fair value of options granted during 2006 and 2005 amounted to $0.20 and $0, respectively.

Certain of the Company's options, all of which were granted prior to January 1, 2006, terminate upon the earlier of the termination for cause by the Company or the death of the employee. Accordingly, the weighted average remaining contractual term for such options is indefinite. The weighted average remaining contractual life is indefinite for 791,000 outstanding options at December 31, 2006, of which 666,000 are exercisable and vested.

For those options that have a definite contractual term, 150,000 were outstanding at December 31, 2006, of which none were exercisable or vested. The remaining weighted average contractual term for such options is 9.7 years.

The total compensation cost for options amounted to $6,506 and $0 during 2006 and 2005, respectively.

The Company's policy is to issue shares pursuant to the exercise of stock options from its available authorized but unissued shares of common stock. It does not issue shares pursuant to the exercise of stock options from its treasury shares.

                               OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

Note 7- Stockholders' Equity-continued

The weighted average remaining contractual life and weighted average exercise price of options outstanding at December 31, 2006, for selected exercise price ranges, is as follows:

Options outstanding:

---------------------------- -------------------------- -------------------------- --------------------------
                                                            Weighted average
 Range of exercise prices                                 remaining contractual        Weighted average
                                 Number of options                life                  exercise price
---------------------------- -------------------------- -------------------------- --------------------------
           $0.20                      691,000                  indefinite                   $ 0.20
---------------------------- -------------------------- -------------------------- --------------------------
           $0.30                      100,000                  indefinite                   $ 0.30
---------------------------- -------------------------- -------------------------- --------------------------
           $0.51                      150,000                      9.7                       $ 0.51
---------------------------- -------------------------- -------------------------- --------------------------


Warrants

A summary of the activity during 2006 and 2005 of the Company's warrants is presented below:
                                                                 Weighted
                                                                  Average
                                        Warrants               Exercise Price
                                       ----------             ----------------
Outstanding at January 1, 2005         1,000,000                   $  0.20

Granted                                     -                         0.20
Exercised                                   -                          -
Expired or cancelled                    (450,000)                     0.20
                                       ----------             ----------------
Outstanding at December 31, 2005         550,000                      0.20

Granted                                1,200,000                      0.95
Exercised                                   -                          -
Expired or cancelled                    (200,000)                     0.95
                                       ----------             ----------------
Outstanding at December 31, 2006       1,550,000                     $0.68
                                       ==========             ================
Exercisable at December 31, 2006       1,150,000                     $0.59
                                       ==========             ================
Vested at December 31, 2006            1,150,000                     $0.59
                                       ==========             ================

The weighted-average grant-date fair value of warrants granted during 2006 and 2005 amounted to $0.40 per warrant.

Certain of the Company's warrants, all of which were granted prior to January 1, 2006, terminate upon the earlier of the termination for cause by the Company or the death of the employee. Accordingly, the weighted average remaining contractual term for such warrants

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

Note 7- Stockholders' Equity-continued

is indefinite. The weighted average remaining contractual life is indefinite for 100,000 warrants at December 31, 2006, all of which are exercisable and vested.

For those warrants that have a definite contractual term, 1,450,000 were outstanding at December 31, 2006, of which 1,050,000 were exercisable or vested. The remaining weighted average contractual term for warrants outstanding, exercisable, vested at December 31, 2006 is 1.5 years, 1.3 years, and 1.3 years, respectively.

The weighted average remaining contractual life and weighted average exercise price of warrants outstanding at December 31, 2006, for selected exercise price ranges, is as follows:

Warrants:

---------------------------- -------------------------- -------------------------- --------------------------
 Range of exercise prices       Number of warrants          Weighted average           Weighted average
                                                          remaining contractual         exercise price
                                                                  life
---------------------------- -------------------------- -------------------------- --------------------------
           $0.20                      550,000            Indefinite to 0.5 years            $ 0.20
---------------------------- -------------------------- -------------------------- --------------------------
           $0.95                     1,000,000                   2 years                     $0.95
---------------------------- -------------------------- -------------------------- --------------------------

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

Exercise price:                     $0.20-$0.95
Market price at date of grant:      $0.20-$0.95
Volatility:                         none-57%
Expected dividend rate:             0%
Risk-free interest rate:            4.37%-5.13%

The total compensation cost related to nonvested awards not yet recognized amounted to approximately $160,000 at December 31, 2006 and the Company expects that it will be recognized over the following weighted-average period of 6 months.

The Company has recognized an expense of approximately $240,000 and $162,000 during 2006 and 2005, respectively, in connection with all warrants which became exercisable during the respective periods.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

Note 7- Stockholders' Equity-continued

The Company's policy is to issue shares pursuant to the exercise of warrants from its available authorized but unissued shares of common stock. It does not issue shares pursuant to the exercise of warrants from its treasury shares.

Note 8-Income Taxes



The Company has used all of its remaining net operating losses 2006.


      The components of the provision for income taxes are as follows:


                                                  2006           2005
                                             --------------   ---------

Current:
      Federal                                $   1,141,779    $      -
      State                                        318,273           -
                                             --------------   ---------

            Total current                        1,459,052           -
                                             --------------   ---------

            Total provision for income taxes $   1,459,052    $      -
                                             ==============   =========



      A reconciliation of the Company's effective tax rate to the statutory federal rate is as follows:



                                                           2006       2005
                                                         -------    -------
Federal statutory taxes                                    35.0%      35.0%
State income taxes, net of federal tax benefit              5.7        5.7
Permanent differences                                       4.5        0.0
Utilization of net operating losses                       (26.2)       --
Change in valuation allowance                              --        (40.7)
                                                         -------    -------

                                                           19.0%       0.0%
                                                         =======    =======

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

Note 9- Commitments

During October 2005, the Company named a new Chief Executive Officer, elected him a director, and entered into an employment agreement with him (the "Agreement"). The initial term of the Agreement is for 51 months, subject to renewal or earlier termination.

The Company's Chief Executive Officer's salary will be as follows: $20,833 upon entering into the Agreement, $46,875 from October 30, 2005 to December 31, 2005, $275,000 from January 1 to December 31, 2006, $300,000 from January 1, 2007 to December 31, 2007, $325,000 from January 1 to December 31, 2008, $350,000 from January 1, 2009 to December 31, 2009 ("Fixed Compensation").

In addition, effective April 1, 2006, the Chief Executive Officer is paid (i) cash compensation amounting to five percent (5%) of Gross Revenues of the Company, and (ii) stock compensation amounting to two percent (2%) of the Gross Revenues of the Company, as defined. Gross Revenue is defined as the total gross revenue related to any and all aspects of the brokerage business, including incentives received from the exchanges, based on generally accepted accounting principles. The shares of Company common stock will be granted at fair value at the date of grant.

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

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

Note 9- Commitments

Effective February 1, 2007, the Company leases its executive offices under a 10-year leasing arrangement providing for a monthly base rent of $9,953, increasing gradually to up to $11,684. The first 6 months of occupancy are free. The minimum annual payments under such commitment for the next five years and thereafter are as follows:



Year                                           Minimum Annual Payments
----                                           -----------------------
2007                                             $  49,765
2008                                               119,436
2009                                               124,199
2010                                               124,632
2011                                               129,395
2012 and thereafter                                691,111

The Company's rental expense amounted to approximately $74,000 and $80,000 during 2006 and 2005, respectively.


Note 10- Subsequent Events (Unaudited)

      On January 22, 2007, the Company, its Chairman of the Board, its Chief Executive Officer, and its President (collectively, the "Founding Stockholders"), and NYMEX Holdings, Inc. (the "Investor") entered into a binding term sheet (the "Term Sheet") pursuant to which the Founding Stockholders have agreed to sell 10,291,448 shares of common stock of the Company (the "Purchased Shares") to the Investor. The Purchases Shares represents 19% of the currently outstanding shares of Common Stock on a fully diluted basis (without giving effect to the warrant discussed below). Pursuant to the Term Sheet, the Company has agreed to issue the warrant described below to the Investor, in consideration of the Investor's agreement to engage in certain joint marketing and cobranding activities and to provide hosting of Company servers and assistance in joint technology development. In addition, the Investor and the Company agreed to certain arrangements with respect to OTC products which the Company clears through the clearport system.

      The warrant to be issued by the Company (the "Warrant") will permit the Investor to purchase a number of shares of common stock sufficient to increase the Investor's ownership of the Company's common stock to an amount not to exceed 40% of the Company's then outstanding common stock on a fully diluted basis, based on the assumption that the Investor has retained ownership of the Purchased Shares. The Warrant will be exercisable from time to time for a period of 18 months from the closing date of the transactions contemplated by the Term

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

Note 10- Subsequent Events (Unaudited) -continued

      Sheet at an exercise price per share equal to $4.30. The Warrant will not contain a cashless exercise feature. The exercise price will be subject to certain customary adjustments to protect against dilution.

      The transactions contemplated by the Term Sheet will be evidenced by definitive agreements (the "Definitive Agreements") which will contain representations, warranties, covenants, indemnities and conditions precedent customary and appropriate for this type of transaction including, but not limited to, representations, warranties, covenants and indemnities from each of the Founding Stockholders, the Company and the Investors.

      The closing of the transactions contemplated by the Term Sheet is subject to certain conditions precedent set forth in the Term Sheet, including,
      (i) the Investor being satisfied, in its sole and reasonable discretion, with its legal, accounting, regulatory, business and other due diligence investigation of the Company, which will be completed prior to the execution of the Definitive Agreements, (ii) the execution and delivery of mutually acceptable Definitive Agreements within 60 days of the date of the execution of the Term Sheet, (iii) the delivery of mutually acceptable employment agreements with key Company management and executives, other than the Company's Chief Executive Officer, which will include customary non-competition and non-solicitation provisions, and the delivery of a mutually acceptable non-competition agreement with the Company's President and (iv) The Company's Chairman agreement to waive any obligation on the part of the Company to make any prepayment of principal or to begin paying interest upon amounts due to him under the Loan Agreement between him and the Company, dated March 22, 2004, as a result of any exercise by the Investor of the Warrant.

      If the Investor does not inform the Company within 3 weeks of being provided substantial access to due diligence that it is satisfied with its due diligence review and that it intends to proceed with the transaction, the Company and the Founding Stockholders will be entitled, in their sole discretion, to terminate the transaction by written notice to the Investor.

      Effective upon closing of the transactions contemplated by the Term Sheet and for so long as the Investor owns at least 5,145,724 shares of common stock, the Investor will be entitled to designate one person (reasonably acceptable to the Company) that the Company is required to nominate as a member of the Company's board of directors (the "Investor Director"), and each of the Founding Stockholders shall be required to vote their shares in favor of the election of the Investor's designation. For so long as the Investor owns at least 5,145,724 shares of common stock, the Investor will be required to vote its shares in favor of each individual nominated for election as a member of the Company's board of directors by the nominating committee of the Company. For so long as the

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

Note 10- Subsequent Events-continued

      Investor owns at least 5,145,724 shares of common stock and subject to certain permitted threshold amounts, the consent of the Investor Director (which may not be unreasonably withheld) will be required before the Company may take certain actions including (i) issuances of shares of a class of stock ranking senior to the common stock, (ii) acquisitions of businesses or assets, (iii) entry into related party transactions, (iv) the payment of dividends on, or the optional redemption of, capital stock or the issuance of debt and (v) entry into any business which is not similar, ancillary or related to any of the businesses in which the Company is currently engaged.

      For so long as the Investor owns at least 5,145,724 shares of common stock: (i) each of the Founding Stockholders and the Investor will have a right of first refusal to purchase or subscribe for their pro rata percentage of shares in certain subsequent sales by the Company of common stock and/or certain other securities convertible into or exchangeable for common stock, (ii) each of the Founding Stockholders and the Investor will have certain rights of first refusal with respect to proposed sales of common stock by the others and (iii) before they may accept any offer by an independent third party to acquire 50% or more of the total voting power of the common stock or voting stock of the Company, the Founding Stockholders and the Company will be required to provide notice of such offer to the Investor and permit the Investor a period of 10 days to make its own offer.

      In connection with the Purchased Shares, the Company will enter into a registration rights agreement with the Investor which, among other things, will provide the Investor, subject to standard exceptions, with (i) unlimited "piggyback" rights subject to standard underwriter lock-up and cutback provisions and (ii) the right to two demand registrations for underwritten offerings or take downs off of a shelf registration statement, provided that (A) a minimum of $5,000,000 of Common Stock are offered in such a demand registration or take down and (B) the Company shall not be obligated to effectuate more than one underwritten offering pursuant to a demand registration by the Investor in any six-month period. In addition, if the Company is eligible to register its securities on Form S-3 (or any successor form then in effect), the Investor will be entitled to unlimited registrations on Form S-3 (or any successor form then in effect), including shelf registrations, provided that (x) a minimum of $5,000,000 of common stock are offered in such an S-3 registration and (y) the Company will not be obligated to effect more than two S-3 registrations in any twelve month period. An S-3 registration will not count as a demand registration, unless such registration is for an underwritten offering.

      The Investor will enter into a standstill agreement with the Company pursuant to which the Investor, with certain limited exceptions, will agree not to purchase any additional shares of the Company's common stock until the one year anniversary of the closing date of the transactions contemplated by the Term Sheet.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

Note 10- Subsequent Events-continued

      The closing of the transactions contemplated by the Term Sheet is expected to occur as soon as reasonably practicable after the date of execution of the Term Sheet. The provisions of the Term Sheet are subject to, among other things, satisfactory completion of due diligence by the Investor. There can be no assurance that the transactions contemplated by the Term Sheet will close.