Form 10QSB
period 2007-03-31
Optionable Inc
filed 2007-05-01
CIK 1303433

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2007
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ________________
                        Commission file number: 000-51837


                                OPTIONABLE, INC.
                                ----------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                             52-2219407
 -----------------------------------         --------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

                     465 Columbus Avenue, Valhalla, NY 10595
          ------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (914) 773-1100
                                 --------------

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

The total number of shares of the issuer's common stock, $.001 par value, outstanding at April 20, 2007 was 52,263,403.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation."

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                                OPTIONABLE, INC.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2007
                                   (Unaudited)

                                     ASSETS

Current Assets:
Cash and cash equivalents                                $           11,591,680
Accounts receivable, net of provision for
 doubtful accounts of $26,121                                         1,876,345
Accounts receivable from related parties                                104,831
Due from related party                                                  593,483
Incentives receivable                                                 1,803,987
Other current assets                                                     38,499
                                                        ------------------------
     Total current assets
                                                                     16,008,825

Property and equipment, net of accumulated
 depreciation of $487,457                                               250,318
Other assets                                                            169,900
Trading rights                                                        1,180,250
Intangible asset, net of accumulated
 amortization of $7,390                                               1,148,610
                                                        ------------------------

     Total assets                                        $           18,757,903
                                                        ========================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

 Accounts payable and accrued expenses                   $              311,095
 Accrued compensation                                                 3,103,015
 Income tax payable                                                   1,837,220
                                                        ------------------------

    Total current liabilities                                         5,251,330

Due to chairman of the board, net of
 unamortized discount of $3,184,636                                   1,859,874

Due to executive officer, net of unamortized
 discount of $431,965                                                    76,732
                                                        ------------------------
     Total liabilities
                                                                      7,187,936

Stockholders' Equity:
  Preferred Stock; $.0001 par value, 5,000,000
   shares authorized, none issued and outstanding                          -
  Common stock; $.0001 par value, 100,000,000
  shares authorized,52,218,203 issued and
  52,213,403 outstanding                                                  5,221
  Additional paid-in capital                                         10,046,522
  Treasury stock at cost, 4,800 shares                                   (2,506)
  Retained earnings                                                   1,520,730
                                                        ------------------------


     Total stockholders' equity                                      11,569,967
                                                        ------------------------

     Total liabilities and stockholders' equity          $           18,757,903
                                                        ========================

            See Notes to Unaudited Consolidated Financial Statements.

                                OPTIONABLE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                         For the three-month period ended
                                                     March 31,
                                      ----------------------------------------
                                            2007                  2006
                                      ------------------    ------------------
                                         (Unaudited)           (Unaudited)
Revenues:
Brokerage fees                            $   6,110,916         $   1,328,223
Brokerage fees-related parties                  901,465               597,014
Incentives                                    2,086,967               308,759
                                      ------------------    ------------------
Net revenues
                                              9,099,348             2,233,996

Cost of revenues                              2,974,609               631,047
Cost of revenues-related parties                 30,013               216,721
                                      ------------------    ------------------

                                              3,004,622               847,768

Gross profit                                  6,094,726             1,386,228
  Operating expenses:

  Selling, general and administrative           756,851               210,577
  Research and development                      224,005                68,630
                                      ------------------    ------------------

     Total operating expenses                   980,856               279,207
                                      ------------------    ------------------

     Operating income                         5,113,870             1,107,021
                                      ------------------    ------------------
Other income (expense):

Interest income                                  98,461                 9,222
Other income                                      5,100                  -
Interest expense to related parties             (81,396)             (291,334)
                                      ------------------    ------------------

                                                 22,165              (282,112)
                                      ------------------    ------------------

Income before income tax                      5,136,035               824,909
Income tax                                   (2,032,974)                 -
                                      ------------------    ------------------

Net income                                $   3,103,061          $    824,909
                                      ==================    ==================

Basic earnings per common share           $       0.06           $      0.02
                                      ==================    ==================

Diluted earnings per common share         $       0.06           $      0.02
                                      ==================    ==================
Basic weighted average common
 shares outstanding                          52,023,047            51,406,431
                                      ==================    ==================


Diluted weighted average common
 shares outstanding                          53,996,818            52,609,414
                                      ==================    ==================

            See Notes to Unaudited Consolidated Financial Statements.

                                OPTIONABLE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            For the three-month period ended
                                                        March 31,
                                           ------------------------------------
                                                2007                2006
                                           ----------------    ----------------
                                             (Unaudited)         (Unaudited)
Cash flows from operating activities:
Net income                                   $   3,103,061        $    824,909
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation                                      30,253               6,816
  Amortization of debt discount                     81,396             291,334
  Amortization of intangible asset                   7,390                   -
  Provision for doubtful accounts                   (3,572)              2,769
  Fair value of warrants and options               536,423               1,085
  Fair value of shares issued to chief
   executive officer                               181,987                   -
Changes in operating assets and
 liabilities:
  Accounts receivable                              228,032            (268,868)
  Accounts receivable-related parties               77,507                   -
  Due from related party                          (105,210)            (27,808)
  Incentives receivable                           (496,128)            (87,819)
  Other current assets                              25,663              25,793
  Accounts payable and accrued expenses            118,101             (42,394)
  Income tax payable                               382,974                   -
  Accrued compensation                           1,211,130              55,452
                                           ----------------    ----------------
Net cash provided by operating activities        5,379,007             781,269
                                           ----------------    ----------------
Cash flows used in investing activities:
  Acquisition of intangible asset                 (400,000)                  -
  Acquisition of trading rights                 (1,180,250)                  -
  Purchases of property and equipment             (223,070)             (3,202)
                                           ----------------    ----------------
Net cash used in investing activities           (1,803,320)             (3,202)
                                           ----------------    ----------------
Cash flows from financing activities:
  Principal repayments of due to chief
   executive officer                                 -                (300,000)
  Principal repayments of due to
   executive officer                                 -                (100,000)
  Principal repaymentS of due to chairman
   of the board                                      -                (200,000)
  Proceeds from exercise of options                 22,600                   -
  Proceeds from exercise of warrants                80,000                   -
                                           ----------------    ----------------
Net cash provided by (used in) financing
 activities                                        102,600            (600,000)
                                           ----------------    ----------------
 Net increase in cash                            3,678,287             178,067

Cash, beginning of period                        7,913,393           1,811,453
                                           ----------------    ----------------
Cash, end of period                          $  11,591,680       $   1,989,520
                                           ================    ================
Supplemental disclosures of cash flow
 information:
     Cash paid for taxes                     $   1,650,000          $        -
                                           ================    ================
     Cash paid for interest                  $           -          $        -
                                           ================    ================
Noncash investing and
 financing activities:
Fair value of warrants issued
 in connecetion with the acquisition
 of intangible asset                         $     756,000          $        -
                                           ================    ================

            See Notes to Unaudited Consolidated Financial Statements.

                        OPTIONABLE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2007 and 2006
                                   (Unaudited)

Note  1-Organization,   Description  of  Business,  Basis  of  Presentation  and
Principles of Consolidation

Optionable, Inc. (the "Company") was formed in Delaware in February 2000 and is a trading and brokerage services provider to brokerage firms, financial institutions, energy traders, and hedge funds nationwide. The Company's operations are located in the New York metropolitan area. The Company offers its services through traditional voice-brokerage, an automated electronic trading platform, and on the floor of a US exchange.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of recurring accruals, considered for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. The accompanying consolidated financial statements present the results of operations of Opex International, Inc. and Hydra Commodity Services, Inc. for the three-month period ended March 31, 2007. Both subsidiaries were formed in New York in December 2006. All material inter-company accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. During the three months ended March 31, 2007, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

The Company's accounts receivable are due from energy trading firms, financial institutions,

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2007 and 2006
                                  (Unaudited)

Note 2- Summary of Significant Accounting Policies-Continued

and hedge funds, located primarily in the United States. Collateral is generally not required. Two of the Company's customers accounted for 27% and18% of its accounts receivable net of doubtful accounts, respectively, at March 31, 2007. No other customers accounted for more than 10% of its accounts receivable at March 31, 2007.

The Company's incentives receivable are due from a United States exchange providing the Company with incentives to submit customer trades to their respective platform. The incentives receivable are not collateralized.

The due from related party is due from an affiliate owned by the Company's chief executive officer and by an executive officer of the Company, who are both stockholders of the Company. The due from related party is not collateralized. The Company has terminated its agreement with such affiliate on January 31, 2007.

Customer Concentration

One of the Company's customers accounted for approximately 30% and 10%, respectively of its revenues during the three-month periods ended March 31, 2007 and 2006, respectively.

Product Concentration

All of the Company's revenues are derived from fees earned from energy derivatives transaction fees and related incentives provided by a United States exchange.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivables, accounts receivable-related party, incentives receivable, due from related party, accounts payable and accrued expenses, and accrued compensation approximate their fair value due to their short-term maturities. The carrying amount of due to Chairman of the board and due to an executive officer approximate their fair value based on the Company's incremental borrowing rate.

Software Development Costs
Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Accounting Financial Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Costs of maintenance and customer support will be charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first. The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2007 and 2006
                                   (Unaudited)

Note 2- Summary of Significant Accounting Policies-Continued feasibility; accordingly, no software development costs have been capitalized at March 31, 2007.

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

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options amounted to 2,393,000 and 791,000 at March 31, 2007 and 2006, respectively. The outstanding warrants amounted to 2,350,000 and 1,750,000 at March 31, 2007 and 2006, respectively.

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2007 and 2006
                                   (Unaudited)

Note 2- Summary of Significant Accounting Policies-Continued

The following sets forth the computation of basic and diluted earnings per share for the three-month period ended March 31:

                                                2007                2006
                                                ----                ----
Numerator:
Net income                                    $3,103,061           $824,909
                                              ==========           ========
Denominator:
Denominator for basic earnings per share-
Weighted average shares outstanding           52,023,047         51,406,431
Effect of dilutive employee stock options        766,993            168,200
Effect of dilutive warrants                    1,206,778          1,034,783
                                              ----------         ----------
Denominator for diluted earnings per share-
Weighted average shares outstanding           53,996,821         52,609,414
                                              ==========         ==========


Basic earnings per share                         $0.06              $0.02
                                                 =====              =====
Diluted earnings per share                       $0.06              $0.02
                                                 =====              =====
Anti-dilutive weighted-average shares         1,590,000               -
                                              ==========         ==========

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2007 and 2006
                                   (Unaudited)

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

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2007 and 2006
                                   (Unaudited)

Note 2- Summary of Significant Accounting Policies-Continued

date it submits transactions to the exchanges. The Company has no other obligations to the exchanges to earn the incentives;

         3) "seller's" price to the buyer is fixed or determinable. Based on the incentive program terms of each exchange, their published prices for the type of transactions the Company submits to them, and the Company's transactions records, the Company is able to estimate the revenues each exchange earns in connection with the transactions it submits, and accordingly, the amount, if any of the incentives the Company earns in connection with such transactions; and

         4) collectibility is reasonably assured. Historically, both exchanges have paid the Company timely on incentives earned. The Company has no knowledge that they do not intend to pay these incentives, if earned, in the future. Furthermore, the Company intends to enforce the payment of any incentives receivable under the incentive programs.
Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. At March 31, 2007, the Company believes that there has been no impairment of its long-lived assets.

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

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2007 and 2006
                                   (Unaudited)

Note 2- Summary of Significant Accounting Policies-Continued

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

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2007 and 2006
                                   (Unaudited)

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

In February 2007, FASB issued Statement No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115". This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The following are eligible items for the measurement option established by this Statement:
        o Recognized financial assets and financial liabilities except:
        o An investment in a subsidiary that the entity is required to consolidate
        o An interest in a variable interest entity that the entity is required to consolidate

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2007 and 2006
                                   (Unaudited)

Note 2- Summary of Significant Accounting Policies-Continued

     o Employers' and plans' obligations (or assets representing net overfunded positions) for pension benefits, other postretirement benefits (including health care and life insurance benefits), postemployment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements, as defined in FASB Statements No. 35, Accounting and Reporting by Defined Benefit Pension Plans, No. 87, Employers' Accounting for Pensions, No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, No. 112, Employers' Accounting for Postemployment Benefits, No. 123 (revised December 2004), Share-Based Payment, No. 43, Accounting for Compensated Absences, No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, and APB Opinion No. 12, Omnibus Opinion--1967
     o Financial assets and financial liabilities recognized under leases as defined in FASB Statement No. 13, Accounting for Leases (This
          exception does not apply to a guarantee of a third-party lease obligation or a contingent obligation arising from a cancelled lease.)
     o Deposit liabilities, withdrawable on demand, of banks, savings and loan associations, credit unions, and other similar depository institutions
     o Financial instruments that are, in whole or in part, classified by the issuer as a component of shareholder's equity (including "temporary equity"). An example is a convertible debt security with a noncontingent beneficial conversion feature.
     o Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments o Nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services
     o Host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument.

The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization shall report unrealized gains and losses in its statement of activities or similar statement.
The fair value option:
     o May be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method
     o    Is irrevocable (unless a new election date occurs)
     o Is applied only to entire instruments and not to portions of instruments.

This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption.

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2007 and 2006
                                   (Unaudited)


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

The Company's share of revenues of the floor brokerage services amounted to approximately $901,000 and $597,000 during the three-month periods ended March 31, 2007 and 2006, respectively. The Company's share of expenses of the floor brokerage services amounted to approximately $15,000 and $216,000 during the three-month periods ended March 31, 2007 and 2006, respectively. The Company has received approximately $915,000 from the related party in connection with such floor brokerage services during the three-month period ended March 31, 2007 and the related party owed approximately $593,000 at March 31, 2007. This agreement was terminated on January 31, 2007. The floor brokerage services were assumed by OPEX International, Inc., one of the Company's subsidiaries, effective February 1, 2007.

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2007 and 2006
                                   (Unaudited)

Note 3-Due from Related Party-continued

The Company recognizes its share of revenues of the floor brokerage services based on the commissions earned for such services which are recognized on the day of the trade-trade date basis.

The father of the Company's Chairman of the Board leases to the Company a seat on the exchange through which it maintains its floor operations. The Company assumed the cost of the lease in April 2006 and renewed in December 2006 through June 2007. The lease provides for monthly payments of $5,000 through June 30, 2007. The amount paid pursuant to the lease amounted to $15,000 during the three-month period ended March 31, 2007. The Company does not anticipate that it will renew this agreement upon expiration.


Note 4-Trading rights

During March 2007, the Company has acquired two trading rights for approximately $1.2 million, allowing it to operate on the floor of a United States Exchange. The trading rights do not have a finite life.

Note 5- Intangible Asset

During March 2007, the Company acquired the customer list of HQ Trading, an energy derivatives brokerage firm and assumed its continued operations. The Company acquired such assets to expand its customer base and provide a critical mass entry in the crude oil options market. The terms of the agreement are as flows:

     o $400,000 payable to the owners of HQ Trading upon execution of final agreement;
     o    $400,000 payable to the owners of HQ Trading in September 2008;
     o    $400,000 payable to the owners of HQ Trading in March 2010;
     o 900,000 warrants with an exercise price of $5 per share and expiring in March 2012, of which 300,000 are exercisable immediately and 600,000 warrants become exercisable in March 2008 if the continued operations of HQ Trading generate revenues exceeding $1.2 million for the 12-month period following the final agreement.

The aggregate value assigned to the consideration amounts to $1,156,000 and is as follows:

     1.   The cash consideration amounts to $400,000.
     2. The fair value of the 300,000 warrants exercisable at the date of the agreement amounts to $756,000, based on the Black Scholes Model, using the following assumptions: exercise price of $5, market value of $5, risk-free interest rate of 4.54, expected volatility of 52%, expected dividend rate: 0%, term: 5 years

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2007 and 2006
                                   (Unaudited)

Note 5- Intangible Asset-continued

The fair value of the remaining 600,000 warrants and the 2 payments of $400,000 each payable in September 2008 and March 2010, which are substantially to provide consideration for services, will be recognized as expense in the appropriate periods over the next three years.

The fair value of the consideration was assigned to customer relationships and is amortized over a period of three years. The Company recognized approximately $7,000 as amortization expense during the three-month period ended March 31, 2007 which is included as selling, general and administrative expenses in the accompanying consolidated statement of income.

Note 6-Due to Related Parties

The terms and amounts of due to related parties at March 31, 2007 are as follows:

Due to Chairman of the Board, non-interest bearing, unsecured, payable by March 12, 2014, if the Company obtains additional equity or debt financing of at least $1,000,000 following the private placement which closed in September 2004 ("Capital Raise"), the Company will repay its Chairman of the Board up to 39.33% of the Capital Raise, up to $2,810,877, with the remaining balance and accrued interest of 4.68% from the date of the
Capital Raise due on March 22, 2014:                         $5,044,510
Discount, using initial implied rate of 12%:                 (3,184,636)
                                                             -----------
                                                             $1,859,874
                                                             ===========

Due to Executive Officer, non-interest bearing, unsecured, payable by March 12, 2014, if the Company obtains additional equity or debt financing of at least $1,000,000 following a Capital Raise, the Company will repay its Executive Officer up to 5.3% of the Capital Raise, up to $381,250, with the remaining balance and accrued interest of 4.68% from the date of
 the Capital Raise due on March 22, 2014:                    $508,697
Discount, using initial implied rate of 12%:                 (431,965)
                                                             ---------
                                                             $ 76,732
                                                             =========

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2007 and 2006
                                   (Unaudited)

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

The Company satisified its due to Chief Executive Officer during fiscal 2006. The due to Chief Executive Officer had the same terms as the due to Executive Officer.

The amortization of the discount on the due to related parties amounted to approximately $81,000 and $291,000 during the three-month periods ended March 31, 2007 and 2006, respectively.

During the three-month period ended March 31,2006, the Company made principal repayments amounting to approximately $600,000 towards its due to related parties.

Note 6- Other Related Party Transactions

The Company provides administrative services to a related party, an entity owned by the Company's Chief Executive Officer and an Executive Officer. The Company charged approximately $4,000 and $4,000 during the three-month periods ended March 31, 2007 and 2006, respectively. The related party owed the Company approximately $8,000 at March 31, 2007.

The Company has recognized revenues of approximately $173,000 and $4,000 during the three-month periods ended March 31, 2007 and 2006, respectively, from two related parties, entities in which its Chairman of the Board is also the managing director. Such related parties owed the Company approximately $105,000 at March 31, 2007.

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2007 and 2006
                                   (Unaudited)

Note 7- Stockholders' Equity

During March 2007, the Company issued 30,689 shares of common stock to its Chief Executive Officer. The shares were valued at approximately $182,000, based on the quoted price of the Company's common stock at the date of issuance. The shares were issued pursuant to the employment agreement with the Company's Chief Executive Officer.


Stock Compensation Plan

During November 2004, the Company adopted the 2004 Stock Option Plan ("2004 Plan"). The 2004 Plan allows for the grant of both incentive stock options and nonstatutory stock options. The 2004 Plan may be administered, interpreted and constructed by the Board of Directors or a compensation committee. The maximum number of shares of common stock which may be issued pursuant to options granted under the 2004 Plan may not exceed 7,500,000 shares. There are 2,393,000 options outstanding at March 31, 2007. The outstanding options are exercisable at a weighted average price per share of $4.04 per share. The Company granted 1,590,000 options during the three-month period ended March 31, 2007. The options outstanding vest over periods of up to three years.

During the three-month periods March 31, 2007 and March 31, 2006, the Company recorded a share-based payment expense amounting to approximately $30,000 and $7,000, respectively in connection with all options outstanding at the respective measurement dates.

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for optionholders, which is generally the vesting period of the options. The fair value of the options is based on the Black Scholes Model using the following assumptions :

Exercise price :                    $0.20-$7.17
Market price at date of grant :     $0.20-$7.17
Volatility :                         none-57%
Expected dividend rate :            0%
Risk-free interest rate :           2.78%-4.81%

The weighted-average grant-date fair value of options granted during the three-month period ended March 31, 2007 amounted to $2.46.

The total compensation cost related to nonvested awards not yet recognized amounted to approximately $3.4 million at March 31, 2007 and the Company expects that it will be recognized over the following weighted-average period of 36 months.



If any options granted under the 2004 Plan expire or terminate without having been exercised

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2007 and 2006
                                  (Unaudited)

Note 7- Stockholders' Equity-continued

or cease to be exercisable, such options will be available again under the 2004 Plan. All employees of the Company and its subsidiaries are eligible to receive incentive stock options and nonstatutory stock options. Non-employee directors and outside consultants who provided bona-fide services not in connection with the offer or sale of securities in a capital raising transaction are eligible to receive nonstatutory stock options. Incentive stock options may not be granted below their fair market value at the time of grant or, if to an individual who beneficially owns more than 10% of the total combined voting power of all stock classes of the Company or a subsidiary, the option price may not be less than 110% of the fair value of the common stock at the time of grant. The expiration date of an incentive stock option may not be longer than ten years from the date of grant. Option holders, or their representatives, may exercise their vested options up to three months after their employment termination or one year after their death or permanent and total disability. The 2004 Plan provides for adjustments upon changes in capitalization.

The Company's policy is to issue shares pursuant to the exercise of stock options from its available authorized but unissued shares of common stock. It does not issue shares pursuant to the exercise of stock options from its treasury shares.


Warrants

During February 2006, the Company issued 1,200,000 warrants to a company wholly-owned by its Chief Executive Officer. The exercise price of the warrants is $0.95 per share. The warrants expire in February 2009. The warrants become exercisable in tranches of up to 400,000 warrants beginning June 30, 2006, and every six months thereafter, upon reaching certain trading milestones by two of the Company's customers. The Company recognizes the fair value of the exercisable warrants when performance has occurred. The Company did not recognize an expense during the three-month periods ended March 31, 2007 and 2006, respectively, in connection with all warrants which became exercisable during the respective periods.

The fair value of the warrants is based on their fair value at the time of grant. The fair value of the warrants is based on the Black Scholes Model using the following assumptions:

Exercise price :                    $0.95
Market price at date of grant:      $0.95
Volatility:                          57%
Expected dividend rate:             0%
Risk-free interest rate:            5.13%

During March 2007, the Company issued warrants to the owners of HQ Trading, in connection with the Company's purchase of the HQ Trading customer relationships. The terms of the warrants are as follows:

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2007 and 2006
                                   (Unaudited)

Note 7- Stockholders' Equity-continued

     o 900,000 warrants with an exercise price of $5 per share and expiring in March 2012, of which 300,000 are exercisable immediately and 600,000 warrants become exercisable in March 2008 if the continued operations of HQ Trading generate revenues exceeding $1.2 million for the 12-month period following the final agreement.


The fair value of the warrants issued to the owners of HQ Trading amounts to $2,268,000 of which $756,000 was assigned to an intangible asset, customer relationships, and the remaining $1,512,000 will be expensed once the milestones associated with the warrants are met. The fair value of such warrants are based on the Black Scholes Model, using the following assumptions: exercise price of $5, market value of $5, risk-free interest rate of 4.54, expected volatility of 52%, expected dividend rate: 0%, term: 5 years.


The total compensation cost related to nonvested awards not yet recognized amounted to approximately $1.7 million at March 31, 2007 and the Company expects that, assuming that the milestones associated with the warrants are met, it will be recognized over the following weighted-average period of 11 months.

Note 8-Subsequent Event

On April 10, 2007, the Company and its Chairman of the Board, its Vice Chairman and Chief Executive Officer, and its President, (the "Founding Stockholders") and NYMEX Holdings, Inc. (the "Investor") entered into a definitive stock and warrant purchase agreement (the "Stock and Warrant Purchase Agreement") and consummated the transactions contemplated thereby.

Pursuant to the terms of the Stock and Warrant Purchase Agreement, the Investor purchased 10,758,886 shares of the Company's common stock from the Founding Stockholders (the "Purchased Shares") representing 19% of the outstanding shares of Common Stock on a fully diluted basis (without giving effect to the Warrant, as defined and discussed below). Additionally, pursuant to the Stock and Warrant Purchase Agreement, the Company issued to the Investor the Warrant, as defined and described below, in consideration of the Investor's agreement (i) to develop a marketing plan, which plan will detail proposed expenditures by the Investor and joint activities; (ii) subject to regulatory requirements, to provide space for up to twenty of the Company's brokers on the Investor's trading floor; and
(iii) to host the Company's OPEX electronic trade matching and brokerage system ("OPEX") in the Investor's data center and provide the Company with computer and networking hardware, software, bandwidth and ancillary infrastructure and services reasonably necessary to interconnect OPEX with the Investor's ClearPort market gateway to trading and clearing services. Additionally, the Company agreed to exclusively clear all OTC products through the Investor's NYMEX ClearPort(R) clearing system for a period of ten years (provided that the

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2007 and 2006
                                   (Unaudited)

Note 8-Subsequent Event-continued

Investor continues to offer clearance for a particular product through the NYMEX ClearPort(R) clearing system) in consideration for additional fees to be paid by the Investor to the Company.

The warrant issued by the Company (the "Warrant") permits the Investor to purchase a number of shares of Common Stock sufficient to increase the Investor's ownership of the Company's Common Stock to an amount not to exceed 40% of the Company's then outstanding Common Stock on a fully diluted basis, based on the assumption that the Investor has retained ownership of the Purchased Shares and any shares of Common Stock previously issued to the Investor upon a partial exercise of the Warrant. The Warrant is exercisable at any time and from time to time prior to October 10, 2008 at an exercise price per share equal to $4.30 (the "Exercise Price"). The Warrant does not contain a cashless exercise feature. The Exercise Price is subject to certain customary adjustments to protect against dilution.

In connection with the consummation of the transactions contemplated by the Stock and Warrant Purchase Agreement , the Company, the Investor and the Founding Stockholders also entered into an Investor Rights Agreement, also dated April 10, 2007 (the "Investor Rights Agreement"), pursuant to which, for so long as the Investor owns at least 5,379,443 shares of Common Stock:

(a) the Investor is entitled to designate one person (reasonably acceptable to the Company) that the Company is required to nominate as a member of the Company's board of directors (the "Investor Director");

(b) each of the Founding Stockholders are required to vote their shares in favor of the election of the Investor's designee as a director of the Company;

(c) the Investor is required to vote its shares in favor of each individual nominated for election as a member of the Company's board of directors by the nominating committee of the Company;

(d) subject to certain permitted threshold amounts, the consent of the Investor Director (which may not be unreasonably withheld) is required before the Company may take certain actions, including (1) issuances of shares of a class of stock ranking senior to the Common Stock, (2) acquisitions of businesses or assets, (3) entry into related party transactions, (4) the declaration or payment of dividends or distributions on or with respect to, or the optionable redemption of, capital stock or the issuance of debt and
     (5) entry into any business which is not similar, ancillary or related to any of the businesses in which the Company is currently engaged;

(e) each of the Founding Stockholders and the Investor have certain rights of first refusal to purchase or subscribe for their pro rata percentage of shares in certain subsequent sales by

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2007 and 2006
                                   (Unaudited)

Note 8-Subsequent Event-continued

the Company of Common Stock and/or certain other securities convertible into or exchangeable for Common Stock;

(f) each of the Founding Stockholders and the Investor have certain rights of first refusal with respect to proposed sales of Common Stock by the others; and

(g) before they may accept any offer by an independent third party to acquire fifty percent (50%) or more of the total voting power of the Common Stock or voting stock of the Company, the Founding Stockholders and the Company are required to provide notice of such offer to the Investor and permit the Investor a period of 10 days to make its own offer.

The Investor Rights Agreement additionally requires the Investor to refrain from purchasing any additional shares of the Company's Common Stock, with certain limited exceptions, until April 10, 2008.

The Company and the Investor also entered into a registration rights agreement, dated April 10, 2007 (the "Registration Rights Agreement"), pursuant to which, among other things, the Company has provided the Investor, subject to standard exceptions, with (a) unlimited "piggyback" rights subject to standard underwriter lock-up and cutback provisions and (b) the right to two demand registrations for underwritten offerings or take downs off of a shelf registration statement, provided that (i) a minimum of $5,000,000 of Common Stock is offered in such demand registration or take down and (ii) the Company will not be obligated to effectuate more than one underwritten offering pursuant to a demand registration by the Investor in any six-month period. In addition, if the Company is eligible to register its securities on Form S-3 (or any successor form then in effect), the Investor will be entitled to unlimited registrations on Form S-3 (or any successor form then in effect), including shelf registrations, provided that (a) a minimum of $5,000,000 of Common Stock is offered in the S-3 registration and (b) the Company will not be obligated to effect more than two S-3 registrations in any twelve month period. An S-3 registration will not count as a demand registration, unless such registration is for an underwritten offering or an underwritten take down off of an existing, effective shelf registration statement.

As a condition to the Investor's obligation to consummate the transactions contemplated by the Stock and Warrant Purchase Agreement, the Company's Chairman of the Board executed an agreement, dated April 10, 2007 (the "Waiver"), waiving any obligation on the part of the Company to make any prepayment of principal, or to begin paying interest upon amounts due to the Chairman of the Board, under the Loan Agreement between him and the Company, dated March 22, 2004, as a result of any exercise by the Investor of the Warrant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
OVERVIEW
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

We launched our electronic trading system, OPEX, in 2006. We believe that a majority of our futures and OTC related revenues will continue to be generated through voice-brokerage for the foreseeable future. We expect that in 2007, revenues generated through OPEX will constitute a small but growing portion of our revenues. We expect that our research and development expenses to enhance features and functionalities of OPEX will exceed $1 million during 2007.

We expect that our cost of revenues will continue to grow at substantially the same rate as our revenues during 2007, unless we make an acquisition which could change our business model. However, we believe that we may not be able to continue to grow the revenues at the same sequential rate as we did in the first quarter of 2007, without hiring more brokers or acquiring more brokerage firms.

On April 10, 2007, we, Mark Nordlicht, our Chairman of the Board, Kevin Cassidy, our Vice Chairman and Chief Executive Officer, through Pierpont Capital, Inc. ("Pierpont"), Edward O'Connor, our President, through Ridgecrest Capital, Inc. ("Ridgecrest" and together with Mr. Nordlicht and Pierpont, the "Founding Stockholders"), and NYMEX Holdings, Inc. (the "Investor") entered into a definitive stock and warrant purchase agreement (the "Stock and Warrant Purchase Agreement") and consummated the transactions contemplated thereby.

Pursuant to the terms of the Stock and Warrant Purchase Agreement, Mr. Nordlicht, Pierpont and Ridgecrest sold to the Investor, 7,000,000, 1,905,000 and 1,853,886 shares, respectively, of common stock of the Company, par value $0.0001 per share (the "Common Stock"). This aggregate of 10,758,886 shares of common stock (the "Purchased Shares") represented 19% of the outstanding shares of common stock on a fully diluted basis (without giving effect to the Warrant, as defined and discussed below). The purchase price paid by the Investor for the Purchased Shares was $2.69 per share. Additionally, pursuant to the Stock and Warrant Purchase Agreement, we issued to the Investor the Warrant, as defined and described below, in consideration of the Investor's agreement (i) to develop a marketing plan, which plan will detail proposed expenditures by the Investor and joint activities; (ii) subject to regulatory requirements, to provide space for up to twenty of the our brokers on the Investor's trading floor; and (iii) to host the OPEX in the Investor's data center and provide us with computer and networking hardware, software, bandwidth and ancillary infrastructure and services reasonably necessary to interconnect OPEX with the Investor's ClearPort market gateway to trading and clearing services. Additionally, we agreed to exclusively clear all OTC products through the Investor's NYMEX ClearPort(R) clearing system for a period of ten years (provided that the Investor continues to offer clearance for a particular product through the NYMEX ClearPort(R) clearing system) in consideration for additional fees to be paid by the Investor to us.

The warrant issued by us (the "Warrant") permits the Investor to purchase a number of shares of common stock sufficient to increase the Investor's ownership of the Company's common stock to an amount not to exceed 40% of the Company's then outstanding common stock on a fully diluted basis, based on the assumption that the Investor has retained ownership of the Purchased Shares and any shares of common stock previously issued to the Investor upon a partial exercise of the Warrant. The Warrant is exercisable at any time and from time to time prior to October 10, 2008 at an exercise price per share equal to $4.30 (the "Exercise Price"). The Warrant does not contain a cashless exercise feature. The Exercise Price is subject to certain customary adjustments to protect against dilution.

In connection with the consummation of the transactions contemplated by the Stock and Warrant Purchase Agreement , the Company, the Investor and the Founding Stockholders also entered into an Investor Rights Agreement, also dated April 10, 2007 (the "Investor Rights Agreement"), pursuant to which, for so long as the Investor owns at least 5,379,443 shares of Common Stock:

(a) the Investor is entitled to designate one person (reasonably acceptable to the Company) that we are required to nominate as a member of the our board of directors (the "Investor Director");

(b) each of the Founding Stockholders are required to vote their shares in favor of the election of the Investor's designee as one our directors;

(c) the Investor is required to vote its shares in favor of each individual nominated for election as a member of our board of directors by our nominating committee;

(d) subject to certain permitted threshold amounts, the consent of the Investor Director (which may not be unreasonably withheld) is required before we may take certain actions, including (1) issuances of shares of a class of stock ranking senior to the common stock, (2) acquisitions of businesses or assets, (3) entry into related party transactions, (4) the declaration or payment of dividends or distributions on or with respect to, or the optionable redemption of, capital stock or the issuance of debt and (5) entry into any business which is not similar, ancillary or related to any of the businesses in which we are currently engaged;

(e) each of the Founding Stockholders and the Investor have certain rights of first refusal to purchase or subscribe for their pro rata percentage of shares in certain subsequent sales by us of common stock and/or certain other securities convertible into or exchangeable for common stock;

(f) each of the Founding Stockholders and the Investor have certain rights of first refusal with respect to proposed sales of our common stock by the others; and

(g) before they may accept any offer by an independent third party to acquire fifty percent (50%) or more of the total voting power of our common stock, the Founding Stockholders and we are required to provide notice of such offer to the Investor and permit the Investor a period of 10 days to make its own offer.

The Investor Rights Agreement additionally requires the Investor to refrain from purchasing any additional shares of our common stock, with certain limited exceptions, until April 10, 2008.

The Company and the Investor also entered into a registration rights agreement, dated April 10, 2007 (the "Registration Rights Agreement"), pursuant to which, among other things, we have provided the Investor, subject to standard exceptions, with (a) unlimited "piggyback" rights subject to standard underwriter lock-up and cutback provisions and (b) the right to two demand registrations for underwritten offerings or take downs off of a shelf registration statement, provided that (i) a minimum of $5,000,000 of our common stock is offered in such demand registration or take down and (ii) we will not be obligated to effectuate more than one underwritten offering pursuant to a demand registration by the Investor in any six-month period. In addition, if we are eligible to register our securities on Form S-3 (or any successor form then in effect), the Investor will be entitled to unlimited registrations on Form S-3 (or any successor form then in effect), including shelf registrations, provided that (a) a minimum of $5,000,000 of common stock is offered in the S-3 registration and (b) we will not be obligated to effect more than two S-3 registrations in any twelve month period. An S-3 registration will not count as a demand registration, unless such registration is for an underwritten offering or an underwritten take down off of an existing, effective shelf registration statement.

As a condition to the Investor's obligation to consummate the transactions contemplated by the Stock and Warrant Purchase Agreement, Mr. Nordlicht executed an agreement, dated April 10, 2007 (the "Waiver"), waiving any obligation on the part of the Company to make any prepayment of principal, or to begin paying interest upon amounts due to Mr. Nordlicht, under the Loan Agreement between him and the Company, dated March 22, 2004, as a result of any exercise by the Investor of the Warrant. Also as a condition to the Investor's obligation to consummate the transactions contemplated by the Stock and Warrant Purchase Agreement, Mr. Cassidy and the Company entered into the Amended and Restated Employment Agreement and Mr. O'Connor entered into a Non-Competition Agreement, dated April 10, 2007, with the Company, pursuant to which Mr. O'Connor agreed not to disclose or use the Company's confidential information and, for a period of nine months following the termination of Mr. O'Connor's employment, not to compete with the Company or solicit certain customers of the Company.

Pursuant to our final agreements with NYMEX in April 2007, we are issuing approximately 19,800,000 warrants to NYMEX. The warrant to be issued by us will permit NYMEX to purchase a number of shares of Common Stock sufficient to increase its ownership of our common Stock to an amount not to exceed 40% of our then outstanding common Stock on a fully diluted basis, based on the assumption that NYMEX has retained ownership of the Purchased Shares.

The number of warrants issued to NYMEX may increase or decrease from time to time until October 2008, depending on whether we issue additional shares, options, and warrants, repurchase treasury shares, or certain outstanding options and warrants expire or become unexercisable. Because the number of shares will vary from time to time, the fair value of the warrants issued pursuant to our agreement and the related amortization will also vary from time to time, until October 2008.

We believe that our agreements with NYMEX may increase and diversify our client base resulting in increased revenues and will decrease some of the costs we would otherwise incur, such as marketing programs, hosting, and space costs.

We intend to continue hiring brokers with a specialized knowledge of energy derivative markets or acquiring small brokerage firms operating in energy derivative segments other than natural gas.

We acquired the intangible assets of HQ trading in March 2007. This transaction resulted in recording intangible assets of approximately $1.1 million which will be amortized over a three-year period through March 2010.

This discussion and analysis of our financial condition should be read in connection with our financial statements and accompanying notes thereto for the fiscal year ended December 31, 2006, including without limitation the information set forth under the heading "Critical Accounting Policies and Estimates".

RESULTS OF OPERATIONS

                              Results of Operations
                                   (Unaudited)


                                               For the three-month period ended                   Increase/            Increase/
                                                           March 31,                             (Decrease)           (Decrease)
                                        ------------------------------------------------         in $ 2007             in % 2007
                                                2007                      2006                    vs 2006               vs 2006
                                        ----------------------   -----------------------    ---------------------    --------------
Brokerage fees                           $      6,110,916         $       1,328,223          $     4,782,693              360.1%
Brokerage fees-related parties                    901,465                   597,014                  304,451               51.0%
Incentives                                      2,086,967                   308,759                1,778,208              575.9%
                                        ----------------------   -----------------------    ---------------------    --------------
Net revenues                                    9,099,348                 2,233,996                6,865,352              307.3%

                                                        -                         -
Cost of revenues                                2,974,609                   631,047                2,343,562              371.4%
Cost of revenues-related parties                   30,013                   216,721                 (186,708)             -86.2%
                                        ----------------------   -----------------------    ---------------------    --------------
                                                 3,004,622                  847,768                2,156,854               254.4%

Gross profit                                     6,094,726                1,386,228                4,708,498               339.7%

Operating expenses:
  Selling, general and administrative              756,851                  210,577                  546,274               259.4%
  Research and development                         224,005                   68,630                  155,375               226.4%
                                        ----------------------   -----------------------    ---------------------    --------------
     Total operating expenses                      980,856                  279,207                  701,649               251.3%

     Operating income                            5,113,870                1,107,021                4,006,849               361.9%

  Other income (expense):

  Interest income                                   98,461                    9,222                   89,239                NM

  Other income                                       5,100                        -                    5,100                NM
  Interest expense-related parties                 (81,396)                (291,334)                (209,938)              -72.1%
                                        ----------------------   -----------------------    ---------------------    --------------
                                                    22,165                 (282,112)                (304,277)               NM

Net income before income tax                     5,136,035                  824,909                4,311,126               522.6%


Income tax                                      (2,032,974)                       -                2,032,974                NM
                                        ----------------------   -----------------------    ---------------------    --------------

Net income                               $       3,103,061         $        824,909           $    2,278,152               276.2%
                                        ======================   =======================    =====================    ==============

NM:  Not meaningful

Revenues consist primarily of fees earned from natural gas derivatives transactions and related incentives arrangements.

The increase in brokerage fees during the three-month period ended March 31, 2007 when compared to the prior year period is primarily due to an increase in the brokerage fees resulting from increased volume of transactions of natural gas derivatives traded on the OTC market on behalf of existing clients. The volume of derivative contracts we brokered on behalf of our clients amounted to 4,447,879 and 1,071,100 during the three-month period ended March 31, 2007 and 2006, respectively.

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

Cost of revenues

Cost of revenues consists primarily of compensation of personnel directly associated with handling the natural gas derivative transactions on behalf of our clients as well as expenses associated with our floor brokerage operations. The increase in cost of revenues during the three-month period ended March 31, 2007 when compared to the prior year period is primarily attributable to the following:

     o increased commissions earned by our non-executive brokers ( which increased approximately $1.0 million from approximately $350,000 to approximately $1.3million). The increased commissions is primarily due to higher revenues generated by such non-executive brokers;
     o increased incentive compensation to our chief executive officer of $637,000, based on his employment agreement, a portion of which became effective April 1, 2006. The cash consideration amounted to approximately $455,000 and the remainder amounted to the fair value of shares issued pursuant to such employment agreement. The incentive compensation is based on the revenues we generate;
     o the fair value of options we issued to brokers and expensed during the three-month period ended March 31, 2007 amounted to approximately $560,000, compared to less than $2,000 during the three-month period ended March 31, 2006. The increase in amortization of the fair value of options results from the issuance of a 1,590,000 options during the three-month period ended March 31, 2007 while the Company did not issue any options to its brokers during the three-month period March 31, 2006

Selling, general, and administrative expenses

Selling, general, and administrative expenses consists primarily of compensation of personnel supporting our operations as well as professional fees, such as legal fees, incurred to handle certain matters which occur during the course of operations. The increase in selling, general, and administrative expenses during the three-month period ended March 31, 2007, when compared to the prior period is primarily due to the following:

     o    increased   legal  fees   incurred  in   connection   with  the  NYMEX
          transaction;
     o increased investor relation fees in connection with increased efforts to position our company before the investors' community;
     o increased marketing programs expenses in connection with increased resources devoted to the branding of OPEX.

  We did not incur such expenses during the three months ended March 31, 2006;

We believe that our legal fees and investor relations for the remainder of the year will decrease on an annualized basis from the level such expenses reached during the three-month period ended March 31, 2007.

Research and development

     o Research and development expenses consist primarily of compensation of personnel and consultants associated with the development and testing of our automated electronic trading system. The increase in research and development expenses during the nine-month period ended September 30, 2006 when compared to the prior year period is primarily due to the increased compensation and related benefits for additional software engineers and quality and assurance personnel we hired to enhance our electronic platform, OPEX.

Interest income

Interest income consists primarily of interest earned on interest-bearing cash and cash equivalents. The increase in interest income during the three-month period ended March 31, 2007 when compared to the prior year period is primarily due to an increase in our cash and cash equivalents' interest bearing balances.

Interest expense to related parties

Interest expense to related parties consists of interest charges associated with amounts due to related parties, Mark Nordlicht, our Chairman, Kevin Cassidy, our Chief Executive Officer, and Edward O'Connor, our President. The decrease in interest expense to related parties during the three-month period ended March 31, 2007 when compared to the prior year period is primarily due to the accelerated amortization of debt discount associated with the amount due to Kevin Cassidy during the three-month period ended March 31, 2006. We have accelerated the amortization discount on this debt since we reimbursed the debt at a faster rate than initially contemplated during the three-month period ended March 31, 2006. The debt to Kevin Cassidy was fully repaid in 2006. Accordingly, we did not make any debt repayment during the three-month period ended March 31, 2007 which would have triggered an acceleration of the amortized discount on the debt.

Income tax

Income tax expense consists of federal and state current and deferred income tax based on our net income. The increase in income tax expense during the three-month period ended March 31, 2007 when compared to the comparable prior year period is primarily due to our utilization of net operating loss carryforwards during the three-month period ended March 31, 2006, which were completely used towards the end of fiscal 2006. Accordingly, during the three-month March 31, 2007, we incurred income tax at our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

For the last three fiscal years, we have generated cash flows from our operating activities. Our cash balance as of March 31, 2007 amounts to approximately $11.6 million.

During the three-month period ended March 31, 2007, we generated cash from operating activities of approximately $5.4 million, primarily resulting from:
     o net income of approximately $3.1 million, adjusted for the fair value of warrants, options and shares issued during the period aggregating approximately $718,000; and
     o a decrease in accounts receivable and accounts receivable-related party of approximately $305,000, and an increase in incentive receivable, due from related party, income tax payable, and accrued compensation of approximately $496,000, $105,000, $383,000 and $1.2 million, respectively.

We used our cash generated from operating activities to acquire the customer relationship of HQ Trading, a crude oil broker, for $400,000, acquired trading rights on the NYMEX floor for $1.2 million, and incurred capital expenditures aggregating approximately $223,000

We generated gross proceeds from the exercise of certain warrants options aggregating approximately $103,000.

During the three-month period ended March 31, 2006, we generated cash from operating activities of approximately $781,000, primarily resulting from:
     o net income of approximately $824,000, adjusted for non-cash interest expense of approximately $291,000; and
     o    an  increase  in  accounts   receivable  of  approximately   $268,000,
          respectively, resulting from an increase in related revenues.

We used our cash generated from operating activities to make principal repayments of approximately $300,000, $100,000 and $200,000 on amounts due to Kevin Cassidy, our Chief Executive Officer, Edward O'Connor, our President and former Chief Executive Officer, and Mark Nordlicht, our Chairman of the Board, respectively.

On May 30, 2006, our Board of Directors authorized us to repurchase such number of shares of our common stock that have an aggregate purchase price not in excess of $200,000 at the rate of up to $50,000 worth of common stock each quarter. The Company repurchased 4,800 shares at a cost aggregating $2,506 since the commencement of the share repurchase program. No shares were repurchased during the three-month period ended March 31,2007.

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

                           PART II - OTHER INFORMATION

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (a) During March 2007, we issued 30,689 shares of our common stock to Kevin Cassidy, our Chief Executive Officer. The shares were valued at $181,987 based on the traded quoted price of our common stock at the date of issuance. These shares were issued pursuant to the exemption from registration by Section 4(2) of the Securities Act of 1933, as amended.


     (c) On May 30, 2006, our Board of Directors authorized us to repurchase such number of shares of our common stock that have an aggregate purchase price not in excess of $200,000 at the rate of up to $50,000 worth of common stock each quarter. The Company repurchased 4,800 shares at a cost aggregating $2,506 since the commencement of the share repurchase program. We have not repurchased any shares during the three-month period ended March 31, 2007.

On May 30, 2006, our Board of Directors authorized us to repurchase such number of shares of our common stock that have an aggregate purchase price not in excess of $200,000 at the rate of up to $50,000 worth of common stock each quarter. We will resume our share repurchase program upon the closing of our NYMEX transaction.

ITEM 6. EXHIBITS

     (a)  Exhibits

Exhibit 10 (xv) Acquisition Agreement between Optionable, Inc. and Peter Holmquist, Douglas Towne, and Joseph McHugh, dated March 23, 2007 (incorporated by reference to Form 8-K dated March 27, 2007, exhibit 10.1)

Exhibit 31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April 2007.

                                   OPTIONABLE, INC.

                                   By: /s/   Kevin Cassidy
                                   Name:     Kevin Cassidy
                                   Title:    Chief Executive Officer



                                   By: /s/   Marc-Andre Boisseau
                                   Name:     Marc-Andre Boisseau
                                   Title:    Chief Financial Officer