Form 10QSB
period 2007-06-30
Optionable Inc
filed 2007-08-14
CIK 1303433

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
                 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2007
                                       or
                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ________________

                        Commission file number: 000-51837

                                OPTIONABLE, INC.

        (Exact name of small business issuer as specified in its charter)

              Delaware                                  52-2219407
 -----------------------------------               --------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization )                     Identification No.)

               465 Columbus Avenue, Suite 280, Valhalla, NY 10595
               ----------------------------------------------------
                    (Address of principal executive offices )

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


The total number of shares of the issuer's common stock, $.0001 par value, outstanding at August 7, 2007 was 52,263,403.


Transitional Small Business Disclosure Format: Yes |_| No |X|

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation".

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                                OPTIONABLE, INC.
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2007
                                   (Unaudited)

                                     ASSETS
Current Assets:
Cash and cash equivalents                                  $       12,134,325
Accounts receivable, net of provision for
 doubtful accounts of $25,627                                         354,506
Accounts receivable from related parties                                1,125
Prepaid income taxes                                                1,585,318
Other current assets                                                  128,202
                                                           -------------------
     Total current assets                                          14,203,476

  Property and equipment, net of accumulated
   depreciation of $512,687                                           243,256
  Other assets                                                        170,950
  Trading rights                                                      600,250
                                                           -------------------
     Total assets                                          $       15,217,932
                                                           ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                    $          343,150
  Accrued compensation                                                677,976
                                                           -------------------
    Total current liabilities                                       1,021,126

Due to stockholder, net of unamortized discount
 of $3,110,789                                                      1,933,721
Due to executive officer, net of unamortized
 discount of $421,928                                                  86,769
                                                           -------------------
     Total liabilities                                              3,041,616
                                                           -------------------
Stockholders' Equity:
  Preferred Stock; $.0001 par value, 5,000,000
    shares authorized, none issued and outstanding                          -
  Common stock; $.0001 par value, 100,000,000 shares
    authorized, 52,428,203 issued and  52,423,403
    outstanding                                                         5,242
  Additional paid-in capital                                      162,734,149
  Treasury stock at cost, 4,800 shares                                 (2,506)
  Accumulated deficit                                            (150,560,569)
                                                           -------------------

     Total stockholders' equity                                    12,176,316
                                                           -------------------

     Total liabilities and stockholders' equity            $       15,217,932
                                                           ===================




            See Notes to Unaudited Consolidated Financial Statements.
                                      3

                                OPTIONABLE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           For the three-month period ended   For the six-month period ended
                                                                       June 30,                           June 30,
                                                          ---------------------------------   -------------------------------
                                                               2007              2006              2007             2006
                                                          ---------------   ---------------   --------------     ------------
                                                           (Unaudited)        (Unaudited)       (Unaudited)        (Unaudited)
Revenues:
Brokerage fees                                            $    2,609,149    $    1,433,624    $   8,720,065      $ 2,761,847
Brokerage fees-related parties                                   250,333           605,027        1,151,798        1,202,041
Incentives-stockholder                                         1,198,091           438,013        3,285,058          746,772
                                                          ---------------   ---------------   --------------     ------------
Net revenues                                                   4,057,573         2,476,664       13,156,921        4,710,660

Cost of revenues                                               4,851,690         1,070,759        7,826,299        1,701,806
Cost of revenues-related parties                                       -           118,251           30,013          334,972
                                                          ---------------   ---------------   --------------     ------------
                                                               4,851,690         1,189,010        7,856,312        2,036,778

Gross profit                                                    (794,117)        1,287,654        5,300,609        2,673,882

Operating expenses:
  Selling, general and administrative                          5,452,283           226,692        6,209,134          437,269
  Impairment-consideration receivable from stockholder       145,771,879                 -      145,771,879                -
  Impairment-intangible asset                                  1,085,610                 -        1,085,610                -
  Research and development                                       299,917            77,169          523,922          145,799
                                                          ---------------   ---------------   --------------     ------------

     Total operating expenses                                152,609,689           303,861      153,590,545          583,068
                                                          ---------------   ---------------   --------------     ------------

     Operating income                                       (153,403,806)          983,793     (148,289,936)       2,090,814
                                                          ---------------   ---------------   --------------     ------------

Other income (expense):
Interest income                                                   98,853            17,875          197,314           27,097
Other income                                                           -                 -            5,100                -
Other expense                                                    (15,000)                -          (15,000)               -
Interest expense to related parties                              (83,884)         (333,121)        (165,280)        (624,455)
                                                          ---------------   ---------------   --------------     ------------
                                                                     (31)         (315,246)          22,134         (597,358)
                                                          ---------------   ---------------   --------------     ------------

Income before income tax                                    (153,403,837)          668,547     (148,267,802)       1,493,456

Income tax benefit ( expense)                                  1,322,538                 -         (710,436)               -
                                                          ---------------   ---------------   --------------     ------------

Net income                                                $ (152,081,299)   $      668,547    $(148,978,238)     $ 1,493,456
                                                          ===============   ===============   ==============     ============

Basic earnings per common share                                  $ (2.90)           $ 0.01          $ (2.85)          $ 0.03
                                                          ===============   ===============   ==============     ============

Diluted earnings per common share                                $ (2.90)           $ 0.01          $ (2.85)          $ 0.03
                                                          ===============   ===============   ==============     ============

Basic weighted average common
shares outstanding                                            52,399,667        51,407,165       52,214,944       51,406,798
                                                          ===============   ===============   ==============     ============

Diluted weighted average common shares outstanding            52,399,667        52,465,725       52,214,944       52,588,678
                                                          ===============   ===============   ==============     ============


            See Notes to Unaudited Consolidated Financial Statements.
                                      4

                                OPTIONABLE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      For the six-month period ended
                                                                                  June 30,
                                                                    -----------------------------------
                                                                         2007               2006
                                                                    ----------------   ----------------
                                                                      (Unaudited)        (Unaudited)

Cash flows from operating activities:
Net (loss) income                                                    $ (148,978,238)       $ 1,493,456
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation                                                               55,483             14,422
  Amortization of debt discount                                             165,280            624,455
  Amortization of intangible asset                                           70,390                  -
  Amortization of consideration receivable from stockholder               3,312,997                  -
  Provision for doubtful accounts                                           636,881            (27,859)
  Fair value of warrants and options                                      4,022,194             83,170
  Fair value of shares issued to chief executive officer                    181,987             49,533
  Loss on sale of trading right                                              15,000                  -
  Impairment-consideration receivable from stockholder                  145,771,879                  -
  Impairment- intangible asset                                            1,085,610                  -
Changes in operating assets and liabilities:
  Accounts receivable                                                     1,750,365           (377,880)
  Accounts receivable-related parties                                       181,213                  -
  Due from related party                                                    488,273            (70,513)
  Incentives receivable from stockholder                                    666,912           (197,116)
  Other current assets                                                      (65,090)            (7,828)
  Accounts payable and accrued expenses                                     150,157            (42,274)
  Prepaid income taxes                                                   (3,039,564)                 -
  Accrued compensation                                                   (1,213,909)           207,467
                                                                    ----------------   ----------------

Net cash provided by operating activities                                 5,257,820          1,749,033
                                                                    ----------------   ----------------

Cash flows used in investing activities:
  Acquisition of intangible asset                                          (400,000)                 -
  Acquisition of trading rights                                          (1,180,250)                 -
  Proceeds from disposition of trading right                                565,000                  -
  Purchases of property and equipment                                      (241,238)           (17,643)
                                                                    ----------------   ----------------

Net cash used in investing activity                                      (1,256,488)           (17,643)
                                                                    ----------------   ----------------

Cash flows from financing activities:

  Principal repayments of due to former chief executive officer                   -           (558,697)
  Principal repayments of due to executive officer                                -           (200,000)
  Principal repayments of due to former chairman of the board                     -           (400,000)
  Proceeds from exercise of options                                          34,600                  -
  proceeds from exercise of warrants                                        185,000                  -
                                                                    ----------------   ----------------

Net cash used in financing activities                                       219,600         (1,158,697)
                                                                    ----------------   ----------------

 Net increase in cash                                                     4,220,932            572,693

Cash, beginning of year                                                   7,913,393          1,811,453
                                                                    ----------------   ----------------

Cash, end of year                                                   $    12,134,325    $     2,384,146
                                                                    ================   ================

Supplemental disclosures of cash flow information:
     Cash paid for taxes                                            $     3,750,000    $             -
                                                                    ================   ================

     Cash paid for interest                                         $             -    $             -
                                                                    ================   ================

Noncash investing and financing activities:

Fair value of warrants issued in conncetion with the acquisition
 of intangible asset                                                $       756,000    $             -
                                                                    ================   ================



            See Notes to Unaudited Consolidated Financial Statements.
                                        5

                        OPTIONABLE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2007 and 2006
                                   (Unaudited)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

The accompanying consolidated financial statements include the results of operations of Opex International, Inc. and Hydra Commodity Services, Inc. for the six-month period ended June 30, 2007. All material inter-company accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Recent Developments

Several recent developments including:

1) the apparent loss of its most significant customer;
2) a decline in business from other brokerage customers which management believes is related to customer concerns over the events, and unfavorable publicity related thereto, which led to the loss of its most significant customer; and
3) the mutually agreed departures of a number of its brokerage personnelamong other things have adversely impacted the Company's ability to continue to operate as a brokerage services provider through traditional voice-brokerage and on the floor of a US exchange.

In response, the Company is revising its strategy to:

1) emphasize the marketing of its automated electronic trading platform to end-users through indirect channels, such as through other third-party brokers and other exchanges; and
2) continue enhancing its automated trading platform for use by end-users in additional derivative markets (i.e., other than those in the energy derivatives markets.)

The Company anticipates that, under its revised strategy, any revenue-generating agreements could take the form of licensing or royalty-based agreements. The Company's revised strategy is still in its early stages of development and no such agreements have yet been reached.

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2007 and 2006
                                   (Unaudited)

Note 1-Organization, Description of Business and Basis of Presentation-continued


The Company believes that that revenues from its brokerage services will be minimal under its existing structure. While the Company is not discontinuing its brokerage services, it will most likely need to acquire the operations of a brokerage firm or firms, and hire their personnel, if it is to expand its current operations. There is no assurance that the Company will be able to identify potential acquisitions, negotiate acquisitions on terms acceptable to the Company, or at all, or obtain the necessary financing for any potential acquisitions. The Company is not currently engaged in any acquisition discussions.

The Company believes that it has sufficient funds to meet its obligations, based on its internal projections, for at least the next twelve months. However, the Company cannot guarantee that it will do so. If there are unforeseen expenses or financial obligations which occur during that period, the Company may not be able to generate enough revenues to meet such obligations. Additionally, if the Company acquires a brokerage firm or a technology company which could be instrumental in the Company's long-term growth, this could hamper the Company's ability to continue as going concern, both from a short-term or a long-term perspective, and the Company would have to resort to financing, through either debt or equity placements, for the funding of either such acquisitions or unforeseen expenses or financial obligations. There can be no assurance that any such financing would be available on acceptable terms, or at all.

Note 2- Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of six months or less to be cash equivalents.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents, accounts receivable, incentives receivable, and due from related party.

The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. During the six months ended June 30, 2007, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

The Company's accounts receivable are due from energy trading firms, financial institutions, and hedge funds, located primarily in the United States. Collateral is generally not required. Two of the Company's customers accounted for 32% and18% of its accounts receivable net of doubtful accounts, respectively, at June 30, 2007. No other customer accounted for more than 10% of its accounts receivable at June 30, 2007.

The Company's incentives receivable are due from a United States exchange providing the Company with incentives to submit customer trades to the exchange's clearing platform. The incentives receivable are not collateralized.

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2007 and 2006
                                   (Unaudited)

Note 2- Summary of Significant Accounting Policies-continued

Customer Concentration

One of the Company's customers accounted for approximately 24% and 22% of its revenues during the six-month periods ended June 30, 2007 and 2006, respectively. During May 2007, this customer announced that it was suspending its relationship with the Company and that customer has not used the Company's services in connection with any additional transactions since that time.

Product Concentration

All of the Company's revenues are derived from fees earned from energy derivatives transaction fees and related incentives provided by a United States exchange.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts receivable-related party, incentives receivable from a stockholder, accounts payable and accrued expenses, and accrued compensation, approximate their fair value due to their short-term maturities. The carrying amount of due to former Chairman of the Board and due to an executive officer approximate their fair value based on the Company's incremental borrowing rate.


Software Development Costs

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed". Costs of maintenance and customer support will be charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first. The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no software development costs have been capitalized at June 30, 2007.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2007 and 2006
                                   (Unaudited)

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

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options amounted to 668,000 and 791,000 at June 30, 2007 and 2006, respectively. The outstanding warrants amounted to 19,000,000 and 1,650,000 at June 30, 2007 and 2006, respectively. The outstanding warrants at June 30, 2007 include 18,100,000 warrants sold to NYMEX Holdings, Inc. (the "Investor") in April 2007 but for which the Company has not received the agreed consideration. The options and warrants outstanding at June 30, 2007 have been excluded from the computation of diluted earnings per share due to their antidilutive effect.

The following sets forth the computation of basic and diluted earnings per share for the six-month periods ended June 30:

                                                 2007                2006
Numerator:
Net (loss) income                            $(148,978,238)       $1,493,456
                                             ==============       ===========
Denominator:
Denominator for basic earnings per share-
Weighted average shares outstanding             52,214,944        51,406,798
Effect of dilutive employee stock options                -           142,380
Effect of dilutive warrants                              -         1,039,500
                                             --------------       -----------
Denominator for diluted earnings per share-
Weighted average shares outstanding             52,214,944        52,588,678
                                             ==============       ===========
Basic (loss) earnings per share                     $(2.85)            $0.03
                                             ==============       ===========
Diluted earnings per share                          $(2.85)            $0.03
                                             ==============       ===========

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2007 and 2006
                                   (Unaudited)

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

The Company also receives incentives from United States exchanges for the volume of transactions conducted by the Company using their platform. The incentives are based on a percentage of the total revenues received by the exchange attributable to the Company's volume of transactions submitted to the exchange. The Company estimates monthly such incentives based on the volumes of daily transactions submitted to the respective exchanges using the day of trade-trade date basis, and the exchanges' published revenues by type of transactions. The Company, pursuant to SAB 104, realizes the incentive revenues realized or realizable when all of the following criteria are met:

1) Persuasive evidence of an arrangement exists. The exchange has publicly published the terms of its incentive program in 2003 which is offered to all intermediaries in the select transactions;

2) Delivery has occurred or services have been rendered. Under arrangements with the exchange, the incentives are earned on the day the Company submits transactions to the exchange based on the revenues generated from such transactions and are no longer subject to a minimum volume of transactions being submitted to the exchange. The Company accounts for all transactions submitted to the exchange on a daily basis. Accordingly, the Company is able to determine when the incentives are earned based on thedate it submits transactions to the exchange. The Company has no other obligations to the exchange to earn the incentives;

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2007 and 2006
                                   (Unaudited)

Note 2- Summary of Significant Accounting Policies-Continued



3) "Seller's" price to the buyer is fixed or determinable. Based on the incentive program terms of the exchange, their published prices for the type of transactions the Company submits to it, and the Company's transactions records, the Company is able to estimate the revenues the exchange earns in connection with the transactions it submits, and accordingly, the amount, if any, of the incentives the Company earns in connection with such transactions; and

4) Collectibility is reasonably assured. Historically, the exchange has paid the Company timely on incentives earned. The Company has no knowledge that the exchange does not intend to pay these incentives, if earned, in the future. Furthermore, the Company intends to enforce the payment of any incentives receivable under the incentive program.

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

Share-Based Payments

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2007 and 2006
                                   (Unaudited)

Note 2- Summary of Significant Accounting Policies-Continued

compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS
123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107 prospectively. As such, compensation cost is measured on the date of grant as its fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

The Company accounts for share-based payments awarded to the Investor pursuant to SFAS No. 123R and EITF No.96-16, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Share-based payments awarded to the Investor, including those awarded by another holder of an economic interest in the Company as compensation for services to the Company, are share-based payments transactions. The Company measures the fair value of the equity instruments to the Investor using the stock price and other measurement assumptions as of the earlier of either of the following: 1) the date at which a commitment for performance, as defined, by the counterparty to earn the equity instruments is reached, or 2) the date at which the counterparty's performance is complete. The fair value of the equity instruments amounts to the carrying value of the consideration receivable from the Investor and is recognized over the agreed-upon terms of the consideration, which is at most 10 years. The Company evaluates the carrying value of the consideration receivable from the Investor at each measurement date.

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2007 and 2006
                                   (Unaudited)

Note 2- Summary of Significant Accounting Policies-Continued


Segment reporting

The Company operates in one segment, brokerage services. The Company's chief operating decision-maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statement of operations.

Recent Pronouncements

In September 2006, the FASB issued FASB Statement No. 157 "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practices. This statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this statement will have no impact on the financial statements of the Company once adopted.

In February 2007, the FASB issued FASB Statement No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments. This statement applies to all entities, including not-for-profit organizations. Most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The following are eligible items for the measurement option established by this Statement:

Recognized financial assets and financial liabilities except:

        o An investment in a subsidiary that the entity is required to consolidate

        o An interest in a variable interest entity that the entity is required to consolidate

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2007 and 2006
                                   (Unaudited)

Note 2- Summary of Significant Accounting Policies-Continued

        o Employers' and plans' obligations (or assets representing net overfunded positions) for pension benefits, other postretirement benefits (including health care and life insurance benefits), postemployment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements, as defined in FASB Statements No. 35, "Accounting and Reporting by Defined Benefit Pension Plans", No. 87, "Employers' Accounting for Pensions", No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", No. 112, "Employers' Accounting for Postemployment Benefits", No. 123 (revised December 2004), "Share-Based Payment", No. 43, "Accounting for Compensated Absences", No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", and APB Opinion No. 12, "Omnibus Opinion--1967"

        o Financial assets and financial liabilities recognized under leases as defined in FASB Statement No. 13, "Accounting for Leases" (This exception does not apply to a guarantee of a third-party lease obligation or a contingent obligation arising from a cancelled lease.)

        o Deposit liabilities, withdrawable on demand, of banks, savings and loan associations, credit unions, and other similar depository institutions1

        o Financial instruments that are, in whole or in part, classified by the issuer as a component of shareholder's equity (including "temporary equity"). An example is a convertible debt security with a noncontingent beneficial conversion feature

        o Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments o Nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services

        o Host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument.

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

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2007 and 2006
                                   (Unaudited)

Note 2- Summary of Significant Accounting Policies-Continued

This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, "Fair Value Measurements". No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption.


Note 3-Due from Related Party

In April 2004, under the Master Services Agreement, as amended on April 12, 2005, with a related party, Capital Energy Services, Inc., the Company agreed to pay certain fixed and variable fees and support services to such related party entity, partly owned by its former Chief Executive Officer and by an Executive Officer in exchange for a share of revenues of the floor brokerage services of the related party. The Company has agreed to pay a fixed fee in the amount of $50,000 per year. This agreement was terminated on January 31, 2007.


The Company's share of revenues of the floor brokerage services amounted to approximately $901,000 and $597,000 during the six-month periods ended June 30, 2007 and 2006, respectively. The Company's share of expenses of the floor brokerage services amounted to approximately $15,000 and $216,000 during the six-month periods ended June 30, 2007 and 2006, respectively. The Company has received approximately $1,508,000 from the related party in connection with such floor brokerage services during the six-month period ended June 30, 2007. Additionally, in April 2007, the Company reimbursed the related party approximately $165,000 for commissions to a broker that such related party paid on the Company's behalf.

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2007 and 2006
                                   (Unaudited)

Note 3-Due from Related Party-continued

The Company recognized its share of revenues of the floor brokerage services based on the commissions earned for such services which are recognized on the day of the trade-trade date basis.

The father of the Company's former Chairman of the Board leases to the Company a seat on the exchange through which Capital Energy maintains its floor operations. The Company assumed the cost of the lease in April 2006 and renewed it in December 2006 through June 2007. The Company terminated this agreement effective April 1, 2007. The lease provided for monthly payments of $5,000 through June 30, 2007. The amount paid pursuant to the lease amounted to $15,000 during the six-month period ended June 30, 2007.


Note 4-Trading rights

During March 2007, the Company acquired two trading rights for an aggregate amount of approximately $1.2 million, allowing it to operate on the floor of a US exchange. The trading rights do not have a finite life. During June 2007, the Company sold one of its trading rights for $565,000, generating a loss of $15,000 which is included in other expenses.

Note 5-Agreement with NYMEX Holding, Inc.

On April 10, 2007, the Company and its former Chairman of the Board, its former Vice Chairman and Chief Executive Officer, and its President, (the "Founding Stockholders") and the Investor entered into a definitive stock and warrant purchase agreement (the "Stock and Warrant Purchase Agreement") and consummated the transactions contemplated thereby.

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2007 and 2006
                                   (Unaudited)

Note 5-Agreement with NYMEX Holding, Inc.-continued

Pursuant to the terms of the Stock and Warrant Purchase Agreement, the Investor purchased an aggregate of 10,758,886 shares of the Company's common stock from the Founding Stockholders (the "Purchased Shares") representing 19% of the then outstanding shares of common stock on a fully diluted basis (without giving effect to the Warrant, as defined and discussed below). Additionally, pursuant to the Stock and Warrant Purchase Agreement, the Company physically issued to the Investor a Warrant, as defined and described below, in consideration of the Investor's agreement (the "Consideration"):

1. to develop with the Company a marketing plan, which plan was to detail proposed expenditures by the Investor and joint activities;
2. subject to regulatory requirements, to provide space for up to twenty of the Company's brokers on the Investor's trading floor; and
3. to host the Company's OPEX electronic trade matching and brokerage system ("OPEX") in the Investor's data center and provide the Company with computer and networking hardware, software, bandwidth and ancillary infrastructure and services reasonably necessary to interconnect OPEX with the Investor's clearing system market gateway to trading and clearing services.
4. Additionally, the Company agreed to exclusively clear all OTC products through the Investor's clearing system for a period of ten years (provided that the Investor continues to offer clearance for a particular product through the Investor's clearing system) in consideration for additional fees to be paid by the Investor to the Company.

The terms of the warrant issued by the Company (the "Warrant"), as contemplated in the Stock and Warrant Purchase Agreement, permit the Investor to purchase a number of shares of common stock sufficient to increase the Investor's ownership of the Company's common stock to an amount not to exceed 40% of the Company's then outstanding common stock on a fully diluted basis, based on the assumption that the Investor has retained ownership of the Purchased Shares and any shares of common stock previously issued to the Investor upon a partial exercise of the Warrant. The Warrant could be exercisable at any time and from time to time prior to October 10, 2008 at an exercise price per share equal to $4.30 (the "Exercise Price"). The Warrant does not contain a cashless exercise feature. The Exercise Price is subject to certain customary adjustments to protect against dilution.

Following the occurrence of the events which are the subject of the matters discussed in Note 10 "Litigation," the Investor has declined to discuss with the Company the joint marketing and technology initiatives discussed, above. Additionally, the Investor indicated in a Schedule 13D it filed with the SEC on July 6, 2007, with respect to its holdings of equity securities of the Company, that it was now re-considering its potential joint marketing and technology initiatives with the Company. As a result, the Investor and the Company have not developed the contemplated joint marketing and technology initiatives.

The Company is considering the effect of the failure of the Investor to provide the Consideration for the Warrant upon the Company's obligations under the Warrant.

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2007 and 2006
                                   (Unaudited)

Note 5-Agreement with NYMEX Holding, Inc.-continued

The sale of the Purchased Shares from the Founding Stockholders in an agreement in which the Company would benefit from the Consideration constitutes a share-based payment transaction. As such, the Company established that the fair value of the Purchased Shares is more reliably measureable than the Consideration from the Investor.

The fair value of the Consideration attributable to the Purchased Shares represents the difference between the market value of the Purchased Shares at the date of the Stock and Warrant Purchase Agreement, as quoted on the Over-the-Counter Bulletin Board, and the disposition proceeds of the Purchased Shares. The fair value of the Consideration at April 10, 2007 amounted to $49,490,876 and was initially recorded as capital contribution from the Founding Stockholders.

The fair value of the Consideration attributable to the Warrant amounted to $99,594,000. The fair value of the Warrant is based on the Black Scholes Model using the following assumptions: exercise price: $4.30; market value: $7.29; term: 1.5 years; risk-free interest rate: 4.89%; expected volatility: 128%; expected dividend rate: 0%.

The Company recognized an amortization expense of approximately $3.3 million in connection with the Consideration during the six-month period ended June 30, 2007.

However, at June 30, 2007, based upon the statements made by the Investor, the Company is unable to assert that it will receive any of the benefits initially contemplated by the Stock and Warrant Purchase Agreement. Accordingly, the Company has recorded a charge to its statement of operations amounting to approximately $145.8 million, for the six-month period ended June 30, 2007.

The Company has also provided for a provision for doubtful accounts for the incentives receivable from the Investor of approximately $640,000 at June 30, 2007.

Note 6- Intangible Asset

During March 2007, the Company acquired the customer list of HQ Trading, an energy derivatives brokerage firm and assumed its continued operations. The Company acquired such assets to expand its customer base and provide a critical mass entry in the crude oil options market. The principal terms of the agreement provided, among other things, the following:

        o $400,000 payable to the owners of HQ Trading upon execution of a final agreement;

        o $400,000 payable to the owners of HQ Trading in September 2008;

        o $400,000 payable to the owners of HQ Trading in March 2010;

        o 900,000 warrants with an exercise price of $5 per share and expiring in March 2012, of which 300,000 are exercisable immediately and 600,000 become exercisable in March 2008 if the continued operations of HQ Trading generate revenues exceeding $1.2 million for the 12-month period following the final agreement.

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2007 and 2006
                                   (Unaudited)

Note 6- Intangible Asset-continued

The aggregate value assigned to the consideration amounted to $1,156,000 and is as follows:

        o The cash consideration amounts to $400,000.

        o The fair value of the 300,000 warrants exercisable at the date of the agreement amounts to $756,000, based on the Black Scholes Model, using the following assumptions: exercise price of $5, market value of $5, risk-free interest rate of 4.54%, expected volatility of 52%, expected dividend rate: 0%, term: 5 years

The expected volatility was based on the average historical volatility of comparable publicly-traded companies considering the Company's period of observable historical data is shorter than the term of the warrants.

The fair value of the consideration was assigned to customer relationships and was amortized over a period of three years. The Company recognized approximately $70,000 as amortization expense during the six-month period ended June 30, 2007 which is included as selling, general and administrative expenses in the accompanying consolidated statement of income.

During May 2007, following the occurrence of the events which are the subject of the matters discussed in Note 10, "Litigation", the former owners of HQ Trading agreed to unwind the acquisition. As part of the unwinding, the former owners of HQ Trading released the Company from its obligations related to the two payments of $400,000 payable in September 2008 and March 2010, and agreed to the cancellation of the 900,000 warrants. The former owners of HQ Trading retained the $400,000 which was paid upon execution of the final agreement. Both parties retained the right to use the HQ customer list.

Accordingly, the Company will not be recognizing the fair value of the remaining 600,000 warrants and the two payments of $400,000 each which would have been payable in September 2008 and March 2010.

At June 30, 2007, the Company believes that, following the separation agreement with the former owners of HQ Trading effective May 2007, the carrying value of the client list acquired in March 2007 has been impaired. The Company is currently unable to assert that it will derive any benefit from this client list in the foreseeable future. Accordingly, its has recorded a charge to its statement of operations amounting to the carrying value at June 30, 2007, which amounted to approximately $1.1 million.

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2007 and 2006
                                   (Unaudited)

Note 7-Due to Related Parties

The terms and amounts of due to related parties at June 30, 2007 are as follows:

Due to Stockholder and former Chairman of the Board, non-interest bearing, unsecured, payable by March 12, 2014. If the Company obtains additional equity or debt financing of at least $1,000,000 following the private placement which closed in September 2004 ("Capital Raise"), the Company will repay its former Chairman of the Board up to 39.33% of the Capital Raise, up to $2,810,877, with the remaining balance and accrued interest of 4.68% from the
date of the Capital Raise due on March 12, 2014:          $5,044,510
Discount, using initial implied rate of 12%:              (3,110,789)
                                                          -----------
                                                          $1,933,721
                                                          ===========

Due to Executive Officer, non-interest bearing, unsecured, payable by March 12, 2014. If the Company obtains additional equity or debt financing of at least $1,000,000 following a Capital Raise, the Company will repay its Executive Officer up to 5.3% of the Capital Raise, up to $381,250, with the remaining balance and accrued interest of 4.68% from the date of the Capital Raise
 due on March 12, 2014:                                   $  508,697
Discount, using initial implied rate of 12%:                (421,928)
                                                          -----------
                                                          $   86,769
                                                          ===========

During April 2005, the Company modified the terms of its due to related parties. The modified terms provide that, in the event of a Capital Raise, among other things, the annual interest rate accrued after such event is reduced from 12% to 4.68%. Additionally, the modified terms provide that the Company may make principal repayments towards the due to a stockholder and former Chairman of the Board and the due to its Executive Officer amounting to approximately 25% of its cash flows from operating cash flows less capital expenditures. During April 2006, the Company modified the terms of its due to related parties to allow the Company to make principal repayments at its discretion.

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2007 and 2006
                                   (Unaudited)

Note 7-Due to Related Parties-continued

As a condition to the Investor's obligation to consummate the transactions contemplated by the Stock and Warrant Purchase Agreement, the Company's former Chairman of the Board executed an agreement, dated April 10, 2007 (the "Waiver"), waiving any obligation on the part of the Company to make any prepayment of principal, or to begin paying interest upon amounts due to the Company's former Chairman of the Board, under the Loan Agreement between him and the Company, dated March 22, 2004, as a result of any exercise by the Investor of the Warrant.

The Company satisfied its due to its former Chief Executive Officer during fiscal 2006. The due to former Chief Executive Officer had the same terms as the due to Executive Officer.

The amortization of the discount on the due to related parties amounted to approximately $165,000 and $624,000 during the six-month periods ended June 30, 2007 and 2006, respectively.

During the six-month period ended June 30, 2006, the Company made principal repayments amounting to approximately $1.2 million towards its due to related parties.

Note 8- Other Related Party Transactions

The Company provides administrative services to a related party, an entity owned by the Company's former Chief Executive Officer and an Executive Officer. The Company charged approximately $8,000 and $8,000 during the six-month periods ended June 30, 2007 and 2006, respectively. The related party owed the Company approximately $3,000 at June 30, 2007. This agreement was terminated by both parties effective June 30, 2007.

The Company has recognized revenues of approximately $250,000 and $4,000 during the six-month periods ended June 30, 2007 and 2006, respectively, from two related parties, entities in which one of its stockholders and former Chairman of the Board is also the managing director. Such related parties owed the Company approximately $1,000 at June 30, 2007.

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2007 and 2006
                                   (Unaudited)

Note 9- Stockholders' Equity

During the six-month periods ended June 30, 2007 and 2006, the Company issued 30,689 and 66,064 shares of common stock, respectively, to its former Chief Executive Officer. The fair value of the shares issued during the six-month periods ended June 30, 2007 and 2006 amounted to approximately $182,000 and $50,000, respectively, based on the quoted price of the Company's common stock at the date of issuance. The shares were issued pursuant to the employment agreement between the Company and its former Chief Executive Officer.


Stock Compensation Plan

During November 2004, the Company adopted the 2004 Stock Option Plan ("2004 Plan"). The 2004 Plan allows for the grant of both incentive stock options and nonstatutory stock options. The 2004 Plan may be administered, interpreted and constructed by the Board of Directors or a compensation committee. The maximum number of shares of common stock which may be issued pursuant to options granted under the 2004 Plan may not exceed 7,500,000 shares. There are 2,393,000 options outstanding at June 30, 2007. The outstanding options are exercisable at a weighted average price per share of $4.04 per share. The Company granted 1,590,000 options during the six-month period ended June 30, 2007. The options outstanding vest over periods of up to three years.

During the six-month periods ended June 30, 2007 and June 30, 2006, the Company recorded share-based payment expenses amounting to approximately $3.4 million and $2,000, respectively, in connection with all options outstanding at the respective measurement dates. The amortization of share-based payment were recorded in cost of revenues.

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2007 and 2006
                                   (Unaudited)

Note 9- Stockholders' Equity-continued

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

The weighted-average grant-date fair value of options granted during the six-month period ended June 30, 2007 amounted to $2.44.

The total compensation cost related to nonvested awards not yet recognized amounted to approximately $30,000 at June 30, 2007 and the Company expects that it will be recognized over the following weighted-average period of 24 months.

If any options granted under the 2004 Plan expire or terminate without having been exercised or cease to be exercisable, such options will be available again under the 2004 Plan. All employees of the Company and its subsidiaries are eligible to receive incentive stock options and nonstatutory stock options. Non-employee directors and outside consultants who provided bona-fide services not in connection with the offer or sale of securities in a capital raising transaction are eligible to receive nonstatutory stock options. Incentive stock options may not be granted below the fair market value of the Company's common stock at the time of grant or, if to an individual who beneficially owns more than 10% of the total combined voting power of all stock classes of the Company or a subsidiary, the option price may not be less than 110% of the fair value of the common stock at the time of grant. The expiration date of an incentive stock option may not be longer than ten years from the date of grant. Option holders, or their representatives, may exercise their vested options up to six months after their employment termination or one year after their death or permanent and total disability. The 2004 Plan provides for adjustments upon changes in capitalization.

The Company's policy is to issue shares pursuant to the exercise of stock options from its available authorized but unissued shares of common stock. It does not issue shares pursuant to the exercise of stock options from its treasury shares.

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2007 and 2006
                                   (Unaudited)

Note 9- Stockholders' Equity-continued

Warrants

During February 2006, the Company issued 1,200,000 warrants to a company wholly-owned by its former Chief Executive Officer. The exercise price of the warrants is $0.95 per share. The warrants expire in February 2009. The warrants become exercisable in tranches of up to 400,000 warrants beginning June 30, 2006, and every six months thereafter, upon reaching certain trading milestones by two of the Company's customers. The Company recognizes the fair value of the exercisable warrants when performance has occurred. The Company recognized expenses of $120,000 and $81,000 during the six-month periods ended June 30, 2007 and 2006, respectively, in connection with all warrants which became exercisable during the respective periods.

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

All of these warrants were cancelled in May 2007 in connection with the unwinding of the HQ Trading transaction.

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2007 and 2006
                                   (Unaudited)

Note 9- Stockholders' Equity-continued

Investor Rights and Registration Rights Agreements

In connection with the consummation of the transactions contemplated by the Stock and Warrant Purchase Agreement, the Company, the Investor and the Founding Stockholders also entered into an Investor Rights Agreement, also dated April 10, 2007 (the "Investor Rights Agreement"), pursuant to which, for so long as the Investor owns at least 5,379,443 shares of common stock:

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

(d) subject to certain permitted threshold amounts, the consent of the Investor Director (which may not be unreasonably withheld) is required before the Company may take certain actions, including (1) issuances of shares of a class of stock ranking senior to the common stock, (2) acquisitions of businesses or assets,
(3) entry into related party transactions, (4) the declaration or payment of dividends or distributions on or with respect to, or the optional redemption of, capital stock or the issuance of debt and (5) entry into any business which is not similar, ancillary or related to any of the businesses in which the Company is currently engaged;

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

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2007 and 2006
                                   (Unaudited)

Note 9- Stockholders' Equity-continued

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

On May 14, 2007, the Investor Director resigned and the Investor has stated that it has no current plans to fill the vacancy created by the Investor Director's resignation.

Note 10- Litigation

On May 11, 2007, two lawsuits, captioned Alexander Fleiss v. Optionable Inc., Mark Nordlicht, Kevin Cassidy, Edward J. O'Connor, Albert Helmig and Marc-Andre Boisseau, 07 CV 3753 (LAK) ("Fleiss") and Robert Rastocky v. Optionable, Inc., Kevin Cassidy and Edward O'Connor, 07 CV 3755 (LAK), were filed in the United States District Court for the Southern District of New York. Subsequently, five additional lawsuits were filed in the United States District Court for the Southern District of New York as follows: one on May 16, 2007, Jagdish Patel v. Optionable Inc., Kevin Cassidy, and Edward J. O'Connor, 07 CV 3845 (LAK) ("Patel"); two on May 17, 2007, Peters v. Optionable, Inc., Mark Nordlicht, Kevin P. Cassidy, Edward J. O'Connor, Albert Helmig, and Marc-Andre Boisseau, 07 CV 3877 (LAK) ("Peters"); and Manowitz v. Optionable Inc., Kevin Cassidy, Edward
J. O'Conner, and Mark Nordlicht, 07 CV 3884 (UA) ("Manowitz"); one on May 24, 2007, Glaubach v. Optionable Inc., Kevin Cassidy, Mark Nordlicht, Edward J. O'Connor, Albert Helmig, and Marc-Andre Boisseau; 07 CV 4085 (LAK) ("Glaubach"); and one on June 22, 2007, Bock v. Optionable Inc., Kevin Cassidy, Mark Nordlicht, Edward J. O'Connor, Albert Helmig, and Marc-Andre Boisseau, 07 CV 5948 (LAK)

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2007 and 2006
                                   (Unaudited)

Note 10- Litigation-continued

("Bock"). Each of the lawsuits names the Company as a defendant and some of the lawsuits name as defendants all or certain of the directors and officers of the Company during the time period referenced. The directors and officers of the Company named as defendants include Mark Nordlicht, the former Chairman of the Board of Directors of the Company; Kevin Cassidy, the former Chief Executive Officer and Vice-Chairman of the Board of Directors of the Company; Edward J. O'Connor, the President of the Company and a member of the Board of Directors; Albert Helmig, a member of the Board of Directors during the relevant time period and now our Executive Chairman of the Board; and Marc-Andre Boisseau, the Chief Financial Officer of the Company. By Order dated May 24, 2007, Rastocky was voluntarily dismissed.

The lawsuits seek unspecified damages arising from alleged violations of the federal securities laws, including the Securities Exchange Act of 1934, 15 U.S.C. ss. 78a et seq., (the "Exchange Act"), the Securities Act of 1933, 15 U.S.C. ss. 77a et seq., and Rule 10b-5 under the Exchange Act, 17 C.F.R. ss. 240.10b-5. The lawsuits allege that, during various class periods ranging from May 6, 2005 to May 14, 2007, defendants failed to disclose certain information in public filings and statements, sold artificially inflated stock and engaged in improper deals, had an improper relationship with Bank of Montreal ("BMO") and understated the Company's reliance on its relationship with BMO. Plaintiffs allege that while the Company's stock was trading at artificially inflated prices, certain defendants, including Mark Nordlicht, Kevin Cassidy and Edward O'Connor, sold roughly 10,758,886 shares of common stock of the Company, for aggregate proceeds of approximately $28,941,403.

The lawsuits further allege that on April 27, 2007, BMO announced that it had lost millions of dollars on trades executed through the Company. Plaintiffs allege that the market price of the Company's common stock price dropped further in response to this disclosure. According to complaints, the market price of the Company's common stock continued to decline as investors learned that: BMO was suspending its business with the Company; NYMEX Holdings, Inc. had resigned its representation on the Company's Board of Directors; Kevin Cassidy had resigned as Vice Chairman and Chief Executive Officer of the Company; and Kevin Cassidy had been convicted in 1997 of credit card fraud and in 1993 of income tax evasion. Plaintiffs claim that defendants' alleged misrepresentations, omissions and fraudulent conduct deceived the market, artificially inflated the price of the Company's common stock, and allegedly caused plaintiffs to suffer an unspecified amount of damages.

By Orders dated June 20, 2007 and July 3, 2007, Fleiss, Patel, Peters, Manowitz and Glaubach were consolidated under In re Optionable Securities Litigation, 07 CV 3753 (LAK). It is likely that Bock will also be consolidated. On July 10, 2007, several plaintiffs, including some not previously identified, filed motions seeking to become lead plaintiff and to have their lawyers approved as lead counsel in the consolidated action. After lead plaintiff is appointed and lead counsel is approved, it is anticipated plaintiffs will file a consolidated, amended class action complaint.

The actual costs that will be incurred in connection with these actions cannot be quantified at this time and will depend upon many unknown factors.

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2007 and 2006
                                   (Unaudited)

Note 10- Litigation-continued

While the Company intends to vigorously defend these actions, the possibility of adverse outcomes exists. It is impossible to determine the likelihood of any particular outcome. These matters are subject to inherent uncertainties and management's view of these matters may change in the future.

Other Matters

Since May 2007, the Company has received requests for documents and information from the United States Commodity Futures Trading Commission, the United States Securities and Exchange Commission, the United States Department of Justice and a grand jury subpoena from the New York County District Attorney's office. Since that time, the Company has complied, and continues to comply, with these several requests for documents and information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW OF RECENT DEVELOPMENTS

On April 10, 2007, we, Mark Nordlicht, our former Chairman of the Board, Kevin Cassidy, our former Vice Chairman and Chief Executive Officer, Edward O'Connor, our President, (together with Mr. Nordlicht and Mr. Cassidy, the "Founding Stockholders"), and NYMEX Holdings, Inc. (the "Investor") entered into a definitive stock and warrant purchase agreement (the "Stock and Warrant Purchase Agreement").

Pursuant to the terms of the Stock and Warrant Purchase Agreement, Mr. Nordlicht, Mr. Cassidy and Mr. O'Connor sold to the Investor, 7,000,000, 1,905,000 and 1,853,886 shares, respectively, of common stock of the Company. This aggregate of 10,758,886 shares of common stock (the "Purchased Shares") represented 19% of the then outstanding shares of common stock on a fully diluted basis (without giving effect to the Warrant, as defined and discussed below). The purchase price paid by the Investor for the Purchased Shares was $2.69 per share. Additionally, pursuant to the Stock and Warrant Purchase Agreement, we physically issued to the Investor the Warrant, as defined and described below, in consideration of the Investor's agreement (i) to develop with us a marketing plan, which plan will detail proposed expenditures by the Investor and joint activities; (ii) subject to regulatory requirements, to provide space for up to twenty of the our brokers on the Investor's trading floor; and (iii) to host our electronic trading platform, OPEX, in the Investor's data center and provide us with computer and networking hardware, software, bandwidth and ancillary infrastructure and services reasonably necessary to interconnect OPEX with the Investor's clearing system market gateway to trading and clearing services. Additionally, we agreed to exclusively clear all OTC products through the Investor's clearing system for a period of ten years (provided that the Investor continues to offer clearance for a particular product through its clearing system) in consideration for additional fees to be paid by the Investor to us.

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

As a condition to the Investor's obligation to consummate the transactions contemplated by the Stock and Warrant Purchase Agreement, Mr. Nordlicht executed an agreement, dated April 10, 2007 (the "Waiver"), waiving any obligation on the part of the Company to make any prepayment of principal, or to begin paying interest upon amounts due to Mr. Nordlicht, under the Loan Agreement between him and the Company, dated March 2004, as a result of any exercise by the Investor of the Warrant. Also as a condition to the Investor's obligation to consummate the transactions contemplated by the Stock and Warrant Purchase Agreement, Mr. Cassidy and the Company entered into an Amended and Restated Employment Agreement and Mr. O'Connor entered into a Non-Competition Agreement, dated April 10, 2007, with the Company, pursuant to which Mr. O'Connor agreed not to disclose or use the Company's confidential information and, for a period of nine months following the termination of Mr. O'Connor's employment, not to compete with the Company or solicit certain customers of the Company.

Pursuant to our final agreements with the Investor in April 2007, we physically issued to the Investor warrants which will permit the Investor to purchase a number of shares of common stock sufficient to increase its ownership to an amount not to exceed 40% of our then outstanding common stock on a fully diluted basis, based on the assumption that the Investor has retained ownership of the Purchased Shares and any shares of common stock previously issued to the Investor upon a partial exercise of the Warrant. The Warrant will be exercisable from time to time for a period of 18 months from the closing date of the final agreement at an exercise price per share equal to $4.30 (the "Exercise Price"). The Exercise Price will be subject to certain customary adjustments to protect against dilution.

The number of warrants issued to NYMEX may increase or decrease from time to time until October 2008, depending on whether we issue additional shares, options, and warrants, repurchase treasury shares, or certain outstanding options and warrants expire or become unexercisable. Because the number of shares will vary from time to time, the fair value of the warrants issued pursuant to our agreement and the related amortization may also vary from time to time, until October 2008.

Following the occurrence of the events which are subject of the matters discussed in Item 1 of Part II of this Report "Legal Proceedings," the Investor has declined to discuss with us the joint marketing and technology initiatives discussed, above. Additionally, the Investor indicated in a Schedule 13D it filed with the SEC on July 6, 2007, with respect to its holdings of equity securities of the Company, that it was now re-considering its potential joint marketing and technology initiatives with the Company. As a result, the Investor and the Company have not developed the contemplated joint marketing and technology initiatives.

The Company is considering the effect of the failure of the Investor to provide the consideration for the Warrant upon the Company's obligations under the Warrant.

On May 1, 2007, Mark Nordlicht resigned as a member of the Company's Board and Albert Helmig was designated as Chairman of the Board.

On May 8, 2007, BMO Financial Group ("BMO") issued a statement indicating that BMO was suspending its business relationships with us, as well as all derivatives trading through us, pending the results of an ongoing external review of certain commodity trading losses incurred by BMO. BMO has accounted for a significant portion of the Company's revenues. Since that time, BMO has not resumed its business relationships with us.

On May 11, 2007, Albert Helmig was designated as our Executive Chairman of the Board.

On May 12, 2007, Mr. Kevin Cassidy resigned as our Chief Executive Officer and as a director.

On May 14, 2007, Benjamin Chesir, the Investor Director resigned as one of our directors. The Investor has issued a statement that they do not have current plans to fill the vacancy created by Mr. Chesir's resignation.

The statement issued by BMO, the related suspension, of their business relationship with us, the matters discussed in Item 1 of Part II of this Report "Legal Proceedings" together with the combined succession of events since then have had a significant adverse impact on our business, including current and, likely, future results of operations and financial condition. Consequently, we are formulating a revised strategy.

We launched our electronic trading system, OPEX, in 2006 and we have continued to enhance its features and functionalities during the first half of 2007. Users of OPEX can now execute on the platform mostly energy-related derivative trades. A significant portion of the contracts executable on OPEX are those offered by NYMEX, a US exchange. However, we believe that OPEX features and functionalities can be ported to other derivatives as well, such as credit default swaps, interest-related derivatives, metals and other commodities. We are currently working on an OPEX enhancement to complete an interface which could permit execution of transactions with the Chicago Mercantile Exchange. However, we believe that OPEX, with appropriate enhancements, may be able to execute transactions offered by other exchanges as well.

The Company is revising its strategy to:

1. emphasize the marketing of OPEX to end-users through indirect channels, such as through other third-party brokers and other exchanges; and,
2. continue enhancing OPEX for use by end-users in additional derivative markets (i.e., other than solely the energy derivatives markets).

The Company anticipates that, under its revised strategy, any revenue-generating agreements could take the form of licensing or royalty-based agreements. Our revised strategy is still in the early stages of development and no such agreements have yet been reached.

The Company believes that revenues from its brokerage services will be minimal under its existing structure. While the Company is not discontinuing its brokerage services, it will most likely need to acquire the operations of a brokerage firm or firms, and hire their personnel, to expand its current operations. There is no assurance that the Company will be able to identify potential acquisitions, negotiate acquisitions on terms acceptable to the Company, or at all, or to obtain the necessary financing for any potential acquisitions. The Company is not currently engaged in any acquisition discussions.

The Company believes it has enough funds to meet its obligations, based on its internal projections, for at least the next twelve months. However, the Company cannot guarantee that it will do so. If there are unforeseen expenses or financial obligations which occur during that period, the Company may not be able to generate enough revenues to meet such obligations. Additionally, if the Company acquires a brokerage firm or a technology company which could be instrumental in the Company's long-term growth, this could hamper the Company's ability to continue as going concern, both from a short-term or a long-term perspective, and the Company would have to resort to financing, through either debt or equity placements, for the funding of either such acquisitions or unforeseen expenses or financial obligations. There can be no assurance that any such financing would be available on acceptable terms, or at all.

As a result of the factors discussed above, we believe that our revenues for the remainder of 2007 will decrease when compared to fiscal 2006. We believe that revenues we traditionally generated from OPEX, voice-brokerage and our floor operations will be minimal for the remainder of 2007 unless we are able to hire more brokers or we acquire a brokerage firm or firms.

We expect that our research and development expenses to enhance features and functionalities of OPEX will exceed $1 million during 2007.

We expect that our cost of revenues for the remainder of 2007 will also decrease, commensurate with an expected decrease in revenues, unless we make an acquisition which could change our business model.

We acquired the intangible assets of HQ Trading in March 2007. This transaction resulted in our recording intangible assets of approximately $1.1 million which was written-off upon the unwinding of the transaction in May 2007.

The sale of the Purchased Shares by the Founding Stockholders in an agreement in which the Company would benefit from the Consideration constitutes a shared-based payment transaction. As such, the Company established that the fair value of the Purchased Shares is more reliably measureable than the Consideration from the Investor.

The fair value of the Consideration attributable to the Purchased Shares represents the difference between the market value of the Purchased Shares at the date of the Stock and Warrant Purchase Agreement, as quoted on the Over-the-Counter Bulletin Board, and the disposition proceeds of the Purchased Shares. The fair value of the Consideration at April 10, 2007 amounted to $49,490,876 and was initially recorded as capital contribution from the Founding Stockholders.

The fair value of the Consideration attributable to the Warrant amounted to $99,594,000.

However, at June 30, 2007, based upon the statements made by the Investor, the Company is unable to assert that it will receive any of the benefits initially contemplated by the Stock and Warrant Purchase Agreement. Accordingly, the Company has recorded a charge to its statement of operations amounting to approximately $145.8 million, for the six-month period ended June 30, 2007.

This discussion and analysis of our financial condition should be read in connection with our financial statements and accompanying notes thereto for the fiscal year ended December 31, 2006, including without limitation the information set forth under the heading "Critical Accounting Policies and Estimates".


RESULTS OF OPERATIONS

                            Results of Operations
                                   (Unaudited)



                                                           For the six-month period ended     Increase/        Increase/
                                                           June 30,                          (Decrease)        (Decrease)
                                                         -------------------------------      in $ 2007        in % 2007
                                                             2007              2006            vs 2006          vs 2006
                                                         --------------    -------------    --------------    -------------

Brokerage fees                                           $   8,720,065     $  2,761,847     $   5,958,218           215.7%
Brokerage fees-related parties                               1,151,798        1,202,041           (50,243)           -4.2%
Incentives                                                   3,285,058          746,772         2,538,286           339.9%
                                                         --------------    -------------    --------------    -------------
Net revenues                                                13,156,921        4,710,660         8,446,261           179.3%
                                                                     -                -
Cost of revenues                                             7,826,299        1,701,806         6,124,493           359.9%
Cost of revenues-related parties                                30,013          334,972          (304,959)          -91.0%
                                                         --------------    -------------    --------------    -------------
                                                             7,856,312        2,036,778         5,819,534           285.7%

Gross profit                                                 5,300,609        2,673,882         2,626,727            98.2%

Operating expenses:
  Selling, general and administrative                        6,209,134          437,269         5,771,865          NM
 Impairment-considerable receivable from stockholder       145,771,879                -       145,771,879          NM
  Impairment-intangible asset                                1,085,610                -         1,085,610          NM
  Research and development                                     523,922          145,799           378,123           259.3%
                                                         --------------    -------------    --------------    -------------
     Total operating expenses                              153,590,545          583,068       153,007,477          NM

     Operating income                                     (148,289,936)       2,090,814      (150,380,750)         NM

  Other income (expense):
  Interest income                                              197,314           27,097           170,217          NM
  Other income                                                   5,100                -             5,100          NM
  Other expense                                                (15,000)               -
  Interest expense-related parties                            (165,280)        (624,455)         (459,175)          -73.5%
                                                         --------------    -------------    --------------    -------------
                                                                22,134         (597,358)         (619,492)         NM

Net income before income tax                              (148,267,802)       1,493,456      (149,761,258)         NM

Income tax benefit ( expense)                                 (710,436)               -           710,436          NM
                                                         --------------    -------------    --------------    -------------

Net income                                               $(148,978,238)    $  1,493,456     $(150,471,694)         NM
                                                         ==============    =============    ==============    =============


NM:  Not meaningful





Revenues consist primarily of fees earned from natural gas derivatives transactions and related incentive arrangements.

The increase in brokerage fees during the six-month period ended June 30, 2007 when compared to the prior year period is primarily due to an increase in the brokerage fees resulting from increased volume of transactions of natural gas derivatives traded on the OTC market on behalf of existing clients.

The increase in brokerage fees-related party during the six-month period ended June 30, 2007 when compared to the prior year period is primarily due to an increase in fees resulting from increased volume of transactions of natural gas derivatives traded on the futures market on behalf of existing clients.

The increase in incentives earned pursuant to agreement with a US exchange, the Investor, was due to a higher volume of cleared OTC transactions handled by us on such exchange.

These increases related primarily to transactions which occurred prior to the events described above and in Item 1 of Part II of this Report. The volume of transactions following those events has declined significantly.

Cost of revenues

Cost of revenues consists primarily of compensation of personnel directly associated with handling the natural gas derivative transactions on behalf of our clients as well as expenses associated with our floor brokerage operations. The increase in cost of revenues during the six-month period ended June 30, 2007 when compared to the prior year period is primarily attributable to the following:

o increased commissions earned by our non-executive brokers ( which increased approximately $1.3 million from approximately $920,000 to approximately $2.2 million). The increased commissions are primarily due to higher revenues generated by such non-executive brokers;
o increased incentive compensation to our former Chief Executive Officer of $464,000, based on his employment agreement, a portion of which became effective April 1, 2006. The cash consideration increased by approximately $331,000 and the remainder of the increase, approximately $133,000, amounted to the increased fair value of shares issued pursuant to such employment agreement. The incentive compensation is based on the revenues we generate;
o the fair value of options and warrants we issued to brokers and expensed during the six-month period ended June 30, 2007 amounted to approximately $4.0 million, compared to approximately $83,000 during the six-month period ended June 30, 2006. The increase in amortization of the fair value of options results from the issuance of a 1,590,000 options during the six-month period ended June 30, 2007, which were later cancelled pursuant to the termination of the employment of certain grantees, while the Company did not issue any options to its brokers during the six-month period June 30, 2006.

Selling, general, and administrative expenses

Selling, general, and administrative expenses consists primarily of legal fees, incurred in connection with the Company's attention to certain allegations made recently and to our responses to and compliance with requests for documents and information received from the United States Commodity Futures Trading Commission (the "CFTC"), the United States Securities and Exchange Commission (the "SEC"), the United States Department of Justice (the "DOJ") and a grand jury subpoena received from the New York County District Attorney's office (the "District Attorney's Office"), or to handle certain matters which occur during the course of our operations, and compensation of personnel supporting our operations. The increase in selling, general, and administrative expenses during the six-month period ended June 30, 2007, when compared to the prior period is primarily due to the following:

o one-time amortization of the Consideration receivable from the Investor of approximately $3.3 million o increased legal fees of approximately $1.2 million, primarily incurred in connection with our our attention to certain allegations made recently, our responses to, and compliance with the governmental requests described above, and in connection with the NYMEX transaction;

o one-time provision of approximately $640,000 in connection with our estimated incentives receivable from the Investor as of June 30, 2007;

o increased investor relation fees in connection with increased efforts to position our company before the investors community.

     We did not incur such expenses during the six months ended June 30, 2006;

As a result of the matters discussed above and in Item 1 of Part II of this Report, we believe that our legal fees for the remainder of the year will increase on an annualized basis from the level such expenses reached during fiscal 2006.

Research and development

Research and development expenses consist primarily of compensation of personnel and consultants associated with the development and testing of our automated electronic trading system. The increase in research and development expenses during the six-month period ended June 30, 2007 when compared to the prior year period is primarily due to the following:

o increased compensation and related benefits for additional software engineers and quality and assurance personnel we hired to enhance our electronic platform, OPEX.


Impairment- Consideration receivable from Investor and Impairment- Intangible Asset

The impairment- consideration receivable from Investor and impairment-intangible asset consists of one-time losses attributable to the lack of perceived likely benefits from 1) the consideration the Investor had agreed to provide to the Company pursuant to the Stock and Warrant Purchase Agreement and
2) the constructive rescission of the HQ Trading acquisition. The Stock and Warrant Purchase Agreement and the HQ Trading acquisition both took place during the six-month period ended June 30, 2007 and no similar expenses occurred during the six-month period ended June 30, 2006.

Interest income

Interest income consists primarily of interest earned on interest-bearing cash and cash equivalents. The increase in interest income during the six-month period ended June 30, 2007 when compared to the prior year period is primarily due to an increase in our cash and cash equivalents' interest bearing balances.

Interest expense to related parties

Interest expense to related parties consists of interest charges associated with amounts due to related parties, Mark Nordlicht, our former Chairman, Kevin Cassidy, our former Chief Executive Officer, and Edward O'Connor, our President. The decrease in interest expense to related parties during the six-month period ended June 30, 2007 when compared to the prior year period is primarily due to the accelerated amortization of debt discount associated with the amount due to Kevin Cassidy during the six-month period ended June 30, 2006. We have accelerated the amortization discount on this debt since we reimbursed the debt at a faster rate than initially contemplated during the six-month period ended June 30, 2006. The debt to Kevin Cassidy was fully repaid in 2006. We did not make any debt repayment during the six-month period ended June 30, 2007 which would have triggered an acceleration of the amortized discount on the debt.

Income tax

Income tax expense consists of federal and state current and deferred income tax based on our net income. The increase in income tax expense during the six-month period ended June 30, 2007 when compared to the comparable prior year period is primarily due to our utilization of net operating loss carryforwards during the six-month period ended June 30, 2006, which were completely used by the end of fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

For the last three fiscal years, we have generated cash flows from our operating activities. Our cash balance as of June 30, 2007 amounts to approximately $12.1 million.

During the six-month period ended June 30, 2007, we generated cash from operating activities of approximately $5.3 million, primarily resulting from:

o net loss of approximately $149.0 million, adjusted for the impairment of the consideration receivable from the Investor and, the amortization of the consideration receivable from the Investor, and the fair value of warrants, options and shares issued during the period aggregating approximately $145.8 million, $3.3 million, and $4.2 million, respectively; and
o a decrease in accounts receivable and accounts receivable-related party of approximately $1.9 million, a decrease in incentive receivables from Investor of approximately $667,000 and a decrease in accrued compensation $1.2 million due to a recent decline in revenues and associated expenses during the second half of the second quarter of 2007;
o an increase in prepaid tax assets of $3.0 million resulting from the payment of estimated income taxes offset by a reduction of the anticipated income tax.

During the six-month period ended June 30, 2007, we used our cash generated from operating activities to acquire the customer relationship of HQ Trading, a crude oil broker, for $400,000, acquired trading rights on the NYMEX floor for $1.2 million, and incurred capital expenditures aggregating approximately $241,000. We also disposed of a trading right for $565,000.

During the six-month period ended June 30, 2007, we generated gross proceeds from the exercise of certain warrants and options aggregating approximately $220,000.

During the six-month period ended June 30, 2006, we generated cash from operating activities of approximately $1.7 million, primarily resulting from: o net income of approximately $1.5 million, adjusted for non-cash interest expense of approximately $625,000; and o an increase in accounts receivable of approximately $378,000 resulting from an increase in related revenues.

We used our cash generated from operating activities to make principal repayments of approximately $300,000, $100,000 and $200,000 on amounts due to Kevin Cassidy, our former Chief Executive Officer, Edward O'Connor, our President, and Mark Nordlicht, our former Chairman of the Board, respectively.

On May 30, 2006, our Board of Directors authorized us to repurchase such number of shares of our common stock that have an aggregate purchase price not in excess of $200,000 at the rate of up to $50,000 worth of common stock each quarter. The Company repurchased 4,800 shares at a cost aggregating $2,506 since the commencement of the share repurchase program. We did not repurchase any shares during the six month period ended June 30, 2007.

We believe that our cash available and estimated cash flows from operations in 2007 will be sufficient to meet our obligations when they become due.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of significant accounting policies is included in Note 3 of the audited financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2006. There have been no changes in our critical accounting policies since the date of such audited financial statements. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition. Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for us include revenue recognition.

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

We also receive incentives from the New York Mercantile Exchange for the volume of OTC transactions we submit to their clearing platforms on behalf of our clients. The incentives are based on a percentage of the total revenues received by the exchange attributable to our volume of transactions submitted to the respective exchanges. We also apply our judgment when making estimates monthly of such incentives based on the volumes of transactions submitted to the respective exchanges and the exchanges' published revenues by type of transaction.

We, pursuant to SAB 104, realize the incentive revenues realized or realizable when all of the following criteria are met:

1) Persuasive evidence of an arrangement exists. We have a written separate agreement with an exchange which has publicly published the initial terms of its incentive program in 2003 which it modified in 2005 and is which is offered to all intermediaries in the select transactions;

2) Delivery has occurred or services have been rendered. Under arrangements with the exchange, the incentives are earned on the day we submit transactions to the respective exchanges based on the revenues generated from such transactions and are no longer subject to minimum volume of transactions to the exchange. We account for all transactions submitted to each exchange on a daily basis. Accordingly, we are able to determine when the incentives are earned based on the date we submit transactions to the exchange. We have no other obligations to the exchange to earn the incentives;

3) "Seller's" price to the buyer is fixed or determinable. Based on the incentive program terms of each exchange, their published prices for the type of transactions we submit to them, and our transactions records, we are able to determine an estimate for the revenues each exchange earns in connection with the transactions it submits, and accordingly, the amount, if any of the incentives we earn in connection with such transactions; and

4) Collectibility is reasonably assured. Historically, the exchange has paid us timelyfor incentives earned in the prior quarter. We had no knowledge that they do not intend to pay these incentives, if earned, in the future. Furthermore, we intend to enforce the payment of any incentives receivable under the incentive programs.

Accounts and incentive receivable and related allowance for doubtful accounts.

Accounts receivable and incentive receivable are reported at net realizable value. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible.

Share-based payment

We account for share-based payments in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected volatility. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Impairment of intangible assets

   SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of an intangible asset below its carrying value. These events or circumstances could include a significant change in the relationship with the contracting party, business climate, legal factors, operating performance indicators, or competition. Application of the intangible asset impairment test requires judgment, including the determination of the fair value of each intangible asset. The fair value of each intangible asset is estimated based on the consideration given by us to acquire the intangible asset(s). This requires significant judgment including the estimation of expected volatility if the Company issued common share equivalent as consideration. Changes in our estimates of undiscounted cash flows related to each intangible asset could materially affect the determination of the impairment for each intangible asset.

Contingencies

The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. SFAS No. 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations.

RISK FACTORS

The following risk factors update, and should be read in conjunction with, the risk factors discussed in Part II, Item 6 "Management's Discussion and Analysis of Financial Condition or Plan of Operation Overview and Plan of Operations" of our Annual Report on Form 10-KSB for the year ended December 31, 2006.

As a result of the apparent loss of our most significant customer, a decline in business from other brokerage customers and the mutually agreed departures of floor brokerage personnel, we are attempting to revise our strategy. There can be no assurance that these efforts will be successful.

Several recent developments, including (i) the apparent loss of our most significant customer, (ii) a decline in business from other brokerage customers and (iii) the mutually agreed departures of our floor brokerage personnel, among other things, have adversely affected our ability to operate as a brokerage services provider through traditional voice-brokerage and on the floor of NYMEX. In response, we are attempting to revise our strategy to emphasize the marketing of OPEX to end-users through indirect channels, such as through third-party brokers and other exchanges, and the development and enhancement of OPEX for use by end-users in additional markets (i.e., other then solely the energy derivatives markets). With our reduced brokerage personnel, we will most likely need to acquire the operations of a brokerage firm, or firms, if we are to expand our current level of brokerage operations.

Historically, we engaged primarily in voice-brokerage and had only recently introduced our OPEX platform. Although the initial results of OPEX were promising, it had not yet reached full market acceptance in the energy derivatives market. Our revised strategy will rely on continued and expanded market acceptance of OPEX in the energy derivatives market and in additional markets. There is no assurance that we will be able to effectively market OPEX to end-users through indirect channels. There is also no assurance that we will be able to develop the enhancements to OPEX necessary to make it suitable for use by end-users in additional markets or, even if we do develop the necessary enhancements, that end-users in those additional markets will accept OPEX.

There is no assurance that we will be able to identify potential acquisitions, negotiate acquisitions on terms acceptable to us, or at all, or obtain the necessary financing for any potential acquisitions that we may identify. If we do make acquisitions or enter into joint ventures as part of our revised strategy, such transactions will involve significant risks and challenges, including risks that we may experience difficulty in the integration of the new businesses, technologies and employees with our own, that the new businesses may divert management's attention from other pressing matters and that we may not realize a satisfactory return on any investment we may make in them.

Our revised strategy is still in the early stages of development and there is no assurance that it will be successful.

Our pricing model for OPEX services, under our revised strategy, is unproven and revenues may prove to be less than anticipated, which may harm our gross margins. The pricing model of our OPEX services will most likely change under our revised strategy and may be lower than expected as a result of competitive pricing pressures, promotional programs and clients who negotiate price reductions in exchange for longer term purchase commitments, negotiated licensing or royalty-based agreements, or otherwise. Our actual pricing model for OPEX under our revised strategy will depend on the specific requirements of the end-user or the third-party which will market OPEX, customer purchase volumes, contracted sales and service support and other contractual agreements. We expect to experience pricing pressure and anticipate that the average selling prices and gross margins for our products may decrease over product life cycles. Our relationship with NYMEX has been adversely affected by recent developments and we may not realize the benefits that we had expected from the Stock and Warrant Purchase Agreement. In addition, the incentive revenues that we receive from NYMEX may decline.

We had expected to derive substantial benefits from the consideration which NYMEX agreed to provide to us under the Stock and Warrant Purchase Agreement, including the development of joint marketing plans and technology initiatives and space for our brokers on NYMEX's trading floor. Following the occurrence of certain of the events discussed above and discussed in Part II, Item 1 "Legal Proceedings" of this Report, NYMEX has declined to discuss with us the joint marketing and technology initiatives provided for in the Stock and Warrant Purchase Agreement. Additionally, NYMEX has indicated in a Schedule 13D it filed with the SEC with respect to its holdings of our equity securities that it is now re-considering its potential joint marketing and technology initiatives with us. As a result, the contemplated joint marketing and technology initiatives have not been developed.

If NYMEX continues to decline to discuss the joint marketing and technology initiatives with us, we will not realize the benefits that we had expected to obtain under the Stock and Warrant Purchase Agreement which would have a materially adverse effect on our business. In addition, we receive significant incentive revenues from NYMEX. If the deterioration in our relationship with NYMEX were to lead to a refusal by NYMEX to continue those incentives, it would have a materially adverse effect on our business.

Under the Investor Rights Agreement, the consent of a director designated by NYMEX may be required before we may take certain actions, including acquisitions of businesses or assets. The failure of the NYMEX designee to consent to certain actions could affect our ability to develop and implement our revised strategy.

Under the Investor Rights Agreement, the consent of a director designated by NYMEX may be required before we may take certain actions, including acquisitions of businesses or assets. Although NYMEX's designee on our Board of Directors has resigned and NYMEX has stated that it has no current plans to fill the vacancy created by the resignation, if NYMEX were to elect to designate a director pursuant to the Investor Rights Agreement, the failure of that designee to consent to certain actions, such as a proposed acquisition of a brokerage firm among others, could adversely impact our ability to develop and implement our revised strategy.

A number of our executive officers and key employees have recently departed. Our success in the future will be dependent upon our ability to attract and retain skilled replacements.

Mark Nordlicht, our former Chairman of the Board, Kevin Cassidy, our former Vice Chairman of the Board and Chief Executive Officer, and a number of our brokerage personnel have recently departed. Although Albert Helmig, a member of our Board of Directors has accepted the position of Executive Chairman of the Board, we have not yet replaced the other personnel who have resigned. Certain of the departed employees, including and particularly Kevin Cassidy, have accounted, in the past, for a significant amount of our revenues. If we are unable to find suitable replacements for the departed employees our business will be materially adversely affected.

We are the subject of several legal proceedings brought by shareholders alleging violations of federal securities laws by us and certain of our former and current directors and officers. We are unable to predict the outcome of these proceedings and can give no assurance that the outcome of these proceedings will not have a material adverse effect on us or that other proceedings will not be initiated.

Since May 2007, we have been served as a defendant in a number of shareholder derivative actions by shareholders naming us and several of our current and former officers and directors as defendants. These actions allege, among other things, violations of the Securities and Exchange Act of 1934, the Securities Act of 1933 and Rule 10b-5, relating to alleged misstatements and omissions in public filings by the Company and other allegedly fraudulent conduct, which the plaintiffs claim deceived the market, inflated the price of the Company's common stock and caused plaintiffs to suffer unspecified damages.

We are unable to predict the outcome of any of these proceedings at this time and can give no assurance that the outcome of these proceedings will not have a material adverse effect on us or that there will not be other proceedings arising from these matters.

The members of our management team and other employees have been and will be required to devote a significant amount of time to matters relating to litigation and responding to governmental inquiries.

Our management team and employees have devoted a significant amount of time to matters relating to the shareholder litigation which was recently instituted against us and to requests for documents and information received from the CFTC, the SEC, the DOJ and the District Attorney's Office. In addition, the current members of our Board of Directors and senior management are named as defendants in most of the shareholder proceedings which allege, among other things, federal securities law violations. Defending these actions and responding to the government requests for documents and information has required, and will continue to require, significant time and attention from members of our current senior management team and our Board of Directors. If the amount of time that our senior management team is able to devote to running our ongoing business operations and developing and implementing our revised strategy is significantly reduced as a result of these matters, it may have a material adverse effect on our business.

We have incurred losses through fiscal 2004 and during the second quarter of fiscal 2007 and we may incur losses in the future, which may cause us to curtail our operations and our development of OPEX.

We incurred losses through fiscal 2004 and incurred losses again during the second quarter of fiscal 2007. We may operate at a loss in the future and we cannot assure you that we will be successful in maintaining positive cash flow and profitable operations. Accordingly, our ability to operate under our revised strategy and enhance and market OPEX may be hampered by negative cash flows and liquidity problems in the future, and the value of our stock may decline as a result. For example, in the past, we suspended the development and implementation of OPEX for a year, in part because of our negative cash flow.



ITEM 3. CONTROLS AND PROCEDURES

Our executive chairman of the board and our chief financial officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for our Company. Such officers have concluded (based upon their evaluations of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is recorded, processed, summarized, and reported in a timely manner.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 11, 2007, two lawsuits, captioned Alexander Fleiss v. Optionable Inc., Mark Nordlicht, Kevin Cassidy, Edward J. O'Connor, Albert Helmig and Marc-Andre Boisseau, 07 CV 3753 (LAK) ("Fleiss") and Robert Rastocky v. Optionable, Inc., Kevin Cassidy and Edward O'Connor, 07 CV 3755 (LAK), were filed in the United States District Court for the Southern District of New York Subsequently, five additional lawsuits were filed in the United States District Court for the Southern District of New York as follows: one on May 16, 2007, Jagdish Patel v. Optionable Inc., Kevin Cassidy, and Edward J. O'Connor, 07 CV 3845 (LAK) ("Patel"); two on May 17, 2007, Peters v. Optionable, Inc., Mark Nordlicht, Kevin P. Cassidy, Edward J. O'Connor, Albert Helmig, and Marc-Andre Boisseau, 07 CV 3877 (LAK) ("Peters"); and Manowitz v. Optionable Inc., Kevin Cassidy, Edward
J. O'Conner, and Mark Nordlicht, 07 CV 3884 (UA) ("Manowitz"); one on May 24, 2007, Glaubach v. Optionable Inc., Kevin Cassidy, Mark Nordlicht, Edward J. O'Connor, Albert Helmig, and Marc-Andre Boisseau; 07 CV 4085 (LAK) ("Glaubach"); and one on June 22, 2007, Bock v. Optionable Inc., Kevin Cassidy, Mark Nordlicht, Edward J. O'Connor, Albert Helmig, and Marc-Andre Boisseau, 07 CV 5948 (LAK) ("Bock"). Each of the lawsuits names the Company as a defendant and some of the lawsuits name all or certain of the directors and officers of the Company during the time period referenced. The directors and officers of the Company named as defendants include Mark Nordlicht, the former Chairman of the Board of Directors of the Company; Kevin Cassidy, the former Chief Executive Officer and Vice-Chairman of the Board of Directors of the Company; Edward J. O'Connor, the President of the Company and member of the Board of Directors; Albert Helmig, a member of the Board of Directors during the relevant time period and now our Executive Chairman of the Board; and Marc-Andre Boisseau, the Chief Financial Officer of the Company. By Order dated May 24, 2007, Rastocky was voluntarily dismissed.

The lawsuits seek unspecified damages arising from alleged violations of the federal securities laws, including the Securities Exchange Act of 1934, 15 U.S.C. ss. 78a et seq., (the "Exchange Act"), the Securities Act of 1933, 15 U.S.C. ss. 77a et seq., and Rule 10b-5 under the Exchange Act, 17 C.F.R. ss. 240.10b-5. The lawsuits allege that, during various class periods ranging from May 6, 2005 to May 14, 2007, defendants failed to disclose certain information in public filings and statements, sold artificially inflated stock and engaged in improper deals, had an improper relationship with Bank of Montreal ("BMO") and understated the Company's reliance on its relationship with BMO. Plaintiffs allege that while the Company's stock was trading at artificially inflated prices, certain defendants, including Mark Nordlicht, Kevin Cassidy and Edward O'Connor, sold roughly 10,758,886 shares of common stock of the Company, for aggregate proceeds of approximately $28,941,403.

The lawsuits further allege that on April 27, 2007, BMO announced that it had lost millions of dollars on trades executed through the Company. Plaintiffs allege that the market price of the Company's common stock price dropped further in response to this disclosure. According to complaints, the market price of the Company's common stock continued to decline as investors learned: that BMO was suspending its business with the Company; NYMEX Holdings, Inc. had resigned its representation on the Company's Board of Directors; Kevin Cassidy had resigned as Vice Chairman and Chief Executive Officer of the Company; and Kevin Cassidy had been convicted in 1997 of credit card fraud and in 1993 of income tax evasion. Plaintiffs claim that defendants' alleged misrepresentations, omissions and fraudulent conduct deceived the market, and artificially inflated the prices of the Company's common stock and allegedly caused plaintiffs to suffer an unspecified amount of damages.

By Orders dated June 20, 2007 and July 3, 2007, Fleiss, Patel, Peters, Manowitz and Glaubach were consolidated under In re Optionable Securities Litigation, 07 CV 3753 (LAK). It is likely that Bock will also be consolidated. On July 10, 2007, several plaintiffs, including some not previously identified, filed motions seeking to become lead plaintiff and to have their lawyers approved as lead counsel in the consolidated action. After lead plaintiff is appointed and lead counsel is approved, it is anticipated plaintiffs will file a consolidated, amended class action complaint.

Other Matters

Since May 2007, the Company has received requests for documents and information from the CFTC, the SEC and the DOJ and the District Attorney's Office. Since that time, the Company has complied, and continues to comply, with these several requests for documents and information.



ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) During April 2007, we issued 200,000 shares of our common stock, pursuant to the exercise of options, to two individuals, one of whom is our Executive Chairman, Albert Helmig. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

     During May 2007, we issued 55,000 options to our former Chief Executive Officer, Kevin Cassidy, pursuant to his employment agreement. The exercise price of such options is $4.63. The options expire in May 2017. These shares were issued pursuant to the exemption from registration provided by
     Section 4(2) of the Securities Act of 1933, as amended.


(c) On May 30, 2006, our Board of Directors authorized us to repurchase such number of shares of our common stock that have an aggregate purchase price not in excess of $200,000 at the rate of up to $50,000 worth of common stock each quarter. The Company has repurchased 4,800 shares at a cost aggregating $2,506 since the commencement of the share repurchase program. We did not repurchase any shares during the six-month period ended June 30, 2007.

We will not resume our share repurchase program until further notice.

ITEM 6. EXHIBITS

(a)      Exhibits


Exhibit
Number         Description of Document

 4.1 Warrant, dated April 10, 2007, issued pursuant to that certain Stock and Warrant Purchase Agreement, dated April 10, 2007, by and among Optionable, Inc., NYMEX Holdings, Inc., Mark Nordlicht, Kevin Cassidy through Pierpont Capital, Inc. and Edward O'Connor hrough Ridgecrest Capital, Inc.

 10.1* Stock and Warrant Purchase Agreement, dated April 10, 2007, by and among Optionable, Inc., NYMEX Holdings, Inc., Mark Nordlicht, Kevin Cassidy through Pierpont Capital, Inc. and Edward O'Connor through Ridgecrest Capital, Inc.

 10.2 Investor Rights Agreement, dated April 10, 2007, by and among Optionable, Inc., NYMEX Holdings, Inc., Mark Nordlicht, Kevin Cassidy and Edward O'Connor.

 10.3 Waiver, dated April 10, 2007, by and between Optionable, Inc. and Mark Nordlicht, to that certain Loan Agreement, dated March 22, 2004, by and between Optionable, Inc. and Mark Nordlicht.

 10.4 Amended and Restated Employment Agreement, dated April 10, 2007, by and between Optionable, Inc. and Kevin Cassidy.

 10.5 Registration Rights Agreement, dated April 10, 2007, by and between Optionable, Inc. and NYMEX Holdings, Inc.

 31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1          Certification of the Chief Executive Officer pursuant to U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 32.2          Certification of the Chief Financial Officer pursuant to U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential portions have been omitted and filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August 2007.

                                           OPTIONABLE, INC.

                                           By: /s/ Albert Helmig
                                               ---------------------------------
                                           Name:   Albert Helmig
                                           Title:  Executive Chairman of the
                                                   Board



                                           By: /s/ Marc-Andre Boisseau
                                               ---------------------------------
                                           Name:   Marc-Andre Boisseau
                                           Title:  Chief Financial Officer

                                 Exhibit Index

Exhibit
Number         Description of Document

 4.1 Warrant, dated April 10, 2007, issued pursuant to that certain Stock and Warrant Purchase Agreement, dated April 10, 2007, by and among Optionable, Inc., NYMEX Holdings, Inc., Mark Nordlicht, Kevin Cassidy through Pierpont Capital, Inc. and Edward O'Connor hrough Ridgecrest Capital, Inc.

 10.1* Stock and Warrant Purchase Agreement, dated April 10, 2007, by and among Optionable, Inc., NYMEX Holdings, Inc., Mark Nordlicht, Kevin Cassidy through Pierpont Capital, Inc. and Edward O'Connor through Ridgecrest Capital, Inc.

 10.2 Investor Rights Agreement, dated April 10, 2007, by and among Optionable, Inc., NYMEX Holdings, Inc., Mark Nordlicht, Kevin Cassidy and Edward O'Connor.

 10.3 Waiver, dated April 10, 2007, by and between Optionable, Inc. and Mark Nordlicht, to that certain Loan Agreement, dated March 22, 2004, by and between Optionable, Inc. and Mark Nordlicht.

 10.4 Amended and Restated Employment Agreement, dated April 10, 2007, by and between Optionable, Inc. and Kevin Cassidy.

 10.5 Registration Rights Agreement, dated April 10, 2007, by and between Optionable, Inc. and NYMEX Holdings, Inc.

 31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1          Certification of the Chief Executive Officer pursuant to U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 32.2          Certification of the Chief Financial Officer pursuant to U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential portions have been omitted and filed separately with the Securities and Exchange Commission.