Form 10QSB
period 2007-09-30
Optionable Inc
filed 2007-11-13
CIK 1303433

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
                 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2007
                                       or
                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ________________

                        Commission file number: 000-51837

                                OPTIONABLE, INC.

        (Exact name of small business issuer as specified in its charter)
                        Delaware                      52-2219407
             -------------------------------    ---------------------
             (State or other jurisdiction of    (I.R.S. Employer
              incorporation or organization)     Identification No.)

               465 Columbus Avenue, Suite 280, Valhalla, NY 10595
     ----------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (914) 773-1100
                                ----------------
                (Issuer's telephone number, including area code)

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

The total number of shares of the issuer's common stock, $.0001 par value, outstanding at November 13, 2007 was 52,263,403.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation".

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                                OPTIONABLE, INC.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2007
                                   (Unaudited)

                                     ASSETS
Current Assets:

Cash and cash equivalents                                  $ 11,072,464
Accounts receivable, net of allowance
 for doubtful accounts of $30,819                                 5,106
Incentives receivable from stockholder,
 net of allowance for doubtful account of $640,947                 -
Prepaid income taxes                                          1,941,548
Other current assets                                            257,538
                                                           -------------
     Total current assets                                    13,276,656

  Property and equipment, net of
    accumulated depreciation of $537,543                        218,400
  Other assets                                                   19,900
                                                           -------------
     Total assets                                          $ 13,514,956
                                                           =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable and accrued expenses                    $    320,270
Due to stockholder, net of unamortized
 discount of $3,034,704                                       2,009,806
Due to executive officer, net of
 unamortized discount of $411,608                                97,089
                                                           -------------
     Total liabilities                                        2,427,165

Stockholders' Equity:
  Preferred Stock; $.0001 par value,
   5,000,000 shares authorized, none issued
    and outstanding                                                   -
  Common stock; $.0001 par value, 100,000,000
  shares authorized, 52,428,203 issued and
  52,423,403 outstanding                                          5,242
  Additional paid-in capital                                162,737,671
  Treasury stock at cost, 4,800 shares                           (2,506)
  Accumulated deficit                                      (151,652,616)
                                                           -------------
     Total stockholders' equity                              11,087,791
                                                           -------------
     Total liabilities and stockholders' equity            $ 13,514,956
                                                           =============




                  See Notes to Unaudited Financial Statements.
                                      3

                                OPTIONABLE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                             For the three-month period ended               For the nine-month period ended
                                                      September 30,                                  September 30,
                                       ---------------------------------------------    -----------------------------------------
                                              2007                     2006                    2007                   2006
                                       --------------------    ---------------------    -------------------    ------------------
                                           (Unaudited)             (Unaudited)             (Unaudited)            (Unaudited)
Revenues:
Brokerage fees                         $            63,872     $          2,592,877     $        8,783,937     $       5,354,724
Brokerage fees-related parties                        -                   1,041,260              1,151,798             2,243,301
Incentives-stockholder                                -                     892,830              3,285,058             1,639,602
                                       --------------------    ---------------------    -------------------    ------------------
Net revenues                                        63,872                4,526,967             13,220,793             9,237,627

Cost of revenues                                    34,688                1,514,037              7,860,987             3,215,843
Cost of revenues-related parties                      -                     298,050                 30,013               633,022
                                       --------------------    ---------------------    -------------------    ------------------
                                                    34,688                1,812,087              7,891,000             3,848,865

Gross profit                                        29,184                2,714,880              5,329,793             5,388,762

Operating expenses:

  Selling, general and administrative            1,264,630                  321,547              7,473,764               758,816
  Impairment-consideration receivable
        from stockholder                              -                        -               145,771,879                  -
  Impairment-intangible asset                         -                        -                 1,085,610                  -
  Research and development                         209,657                  127,768                733,579               273,567
                                       --------------------    ---------------------    -------------------    ------------------
     Total operating expenses                    1,474,287                  449,315            155,064,832             1,032,383
                                       --------------------    ---------------------    -------------------    ------------------
     Operating income                           (1,445,103)               2,265,565           (149,735,039)            4,356,379
                                       --------------------    ---------------------    -------------------    ------------------

Other income (expense):

Interest income                                     88,581                   26,239                285,895                53,336
Other income                                          -                        -                      -                     -
Other expense                                       (5,350)                    -                   (15,250)                 -
Interest expense to related parties                (86,405)                 (76,679)              (251,685)             (701,134)
                                       --------------------    ---------------------    -------------------    ------------------
                                                    (3,174)                 (50,440)                18,960              (647,798)
                                       --------------------    ---------------------    -------------------    ------------------
Income before income tax                        (1,448,277)               2,215,125           (149,716,079)            3,708,581
Income tax benefit ( expense)                      356,230                  (24,052)              (354,206)              (24,052)
                                       --------------------    ---------------------    -------------------    ------------------
Net income                             $        (1,092,047)    $          2,191,073     $     (150,070,285)    $       3,684,529
                                       ====================    =====================    ===================    ==================

Basic earnings per common share        $            (0.02)     $               0.04     $           (2.87)     $           0.07
                                       ====================    =====================    ===================    ==================

Diluted earnings per common share      $            (0.02)     $               0.04     $           (2.87)     $           0.07
                                       ====================    =====================    ===================    ==================

Basic weighted average common
shares outstanding                              52,423,403               51,474,115             52,285,194            51,429,567
                                       ====================    =====================    ===================    ==================

Diluted weighted average common
        shares outstanding                      52,423,403               51,680,993             52,285,194            51,688,736
                                       ====================    =====================    ===================    ==================

                  See Notes to Unaudited Financial Statements.
                                        4

                                                 OPTIONABLE, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the nine-month period ended
                                                                                           September 30,
                                                                                ------------------------------------
                                                                                     2007                2006
                                                                                ----------------    ----------------
                                                                                  (Unaudited)         (Unaudited)
Net (loss) income                                                               $  (150,070,285)    $     3,684,529
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
  Depreciation                                                                           80,339              21,107
  Amortization of debt discount                                                         251,685             701,134
  Amortization of intangible asset                                                       70,390                -
  Amortization of consideration receivable from stockholder                           3,312,997                -
  Provision for doubtful accounts                                                       642,073               1,255
  Fair value of warrants and options                                                  4,025,716              85,068
  Fair value of shares issued to chief executive officer                                181,987             140,072
  Loss on sale of trading right                                                          15,250                -
  Impairment-consideration receivable from stockholder                              145,771,879                -
  Impairment- intangible asset                                                        1,085,610                -
Changes in operating assets and liabilities:
  Accounts receivable                                                                 2,094,573          (1,187,468)
  Accounts receivable-related parties                                                   182,338                -
  Due from related party                                                                488,273            (316,173)
  Incentives receivable from stockholder                                                666,912            (597,424)
  Other current assets                                                                 (193,376)            (25,499)
  Other assets                                                                          150,000                -
  Accounts payable and accrued expenses                                                 127,277             (16,866)
  Prepaid income taxes                                                               (3,395,794)             19,246
  Accrued compensation                                                               (1,891,885)          1,235,206
                                                                                ----------------    ----------------
Net cash provided by operating activities                                             3,595,959           3,744,187
                                                                                ----------------    ----------------
Cash flows used in investing activities:
  Acquisition of intangible asset                                                      (400,000)               -
  Acquisition of trading rights                                                      (1,180,250)               -
  Proceeds from disposition of trading right                                          1,165,000                -
  Purchases of property and equipment                                                  (241,238)            (22,817)
                                                                                ----------------    ----------------
Net cash used in investing activities                                                  (656,488)            (22,817)
                                                                                ----------------    ----------------
Cash flows from financing activities:

  Principal repayments of due to former chief executive officer                            -               (558,697)
  Principal repayments of due to executive officer                                         -               (200,000)
  Principal repayments of due to former chairman of the board                              -               (400,000)
  Repurchase of shares of common stock                                                     -                 (2,506)
  Proceeds from exercise of options                                                      34,600                -
  proceeds from exercise of warrants                                                    185,000                -
                                                                                ----------------    ----------------
Net cash provided by (used in) financing activities                                     219,600          (1,161,203)
                                                                                ----------------    ----------------

 Net increase in cash                                                                 3,159,071           2,560,167

Cash, beginning of period                                                             7,913,393           1,811,453
                                                                                ----------------    ----------------

Cash, end of period                                                             $    11,072,464     $     4,371,620
                                                                                ================    ================

Supplemental disclosures of cash flow information:
     Cash paid for income taxes                                                 $     3,750,000     $         4,806
                                                                                ================    ================

     Cash paid for interest                                                     $          -        $          -
                                                                                ================    ================

Noncash investing and financing activities:

Fair  value of  warrants  issued  in  connection  with the  acquisition  of
intangible asset                                                                $       756,000     $          -
                                                                                ================    ================


                  See Notes to Unaudited Financial Statements.
                                        5

                        OPTIONABLE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2007 and 2006
                                   (Unaudited)

Note 1-Organization, Description of Business and Basis of Presentation

Optionable, Inc. (the "Company") was formed in Delaware in February 2000 and offers trading and brokerage services to brokerage firms, financial institutions, energy traders, and hedge funds nationwide. The Company's operations are located in the New York metropolitan area. The Company offers its services through an automated electronic trading platform.

Recent Developments

Several recent developments, such as a statement made by the Company's most significant customer, such customer's suspension of its business relationship with the Company, the matters discussed in Note 10, together with the combined succession of events since then have had a significant adverse impact on our business, including current and, likely, future results of operations and financial condition and have impacted the Company's ability to continue to operate as a brokerage services provider through traditional voice-brokerage and on the floor of a US exchange. Consequently, we are formulating a revised strategy to:.

1) emphasize the marketing of its automated electronic trading platform to end-users through indirect channels, such as through other third-party brokers and other exchanges;
2) develop and enhance its automated trading platform to end-users other than those in the energy derivatives markets; 3) provide software development services to third-party brokers and other exchanges.

The Company is also considering whether it would be more advantageous to sell its intangible assets, including the technology it has developed.

The Company anticipates that revenue-generating agreements under its revised strategy would take the form of licensing, royalty-based agreements and/or software development and maintenance agreements.

The Company believes that revenues from its brokerage services will be minimal under its existing structure. While the Company is not discontinuing its brokerage services, it will most likely need to 1) acquire the operations of a brokerage firm, or several brokerage firms, and hire their personnel, to expand its current operations or 2)form a consortium of brokerage companies that would jointly use the electronic platform.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for

                        OPTIONABLE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2007 and 2006
                                   (Unaudited)

Note 1-Organization, Description of Business and Basis of Presentation-continued

complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

The accompanying consolidated financial statements include the results of operations of Opex International, Inc. and Hydra Commodity Services, Inc. for the nine-month period ended September 30, 2007. All material inter-company accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Note 2- Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents.

The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. During the nine months ended September 30, 2007, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2007 and 2006
                                   (Unaudited)

Note 2- Summary of Significant Accounting Policies-Continued


Customer Concentration

One of the Company's customers accounted for approximately 24% and 22% of its revenues during the nine-month periods ended September 30, 2007 and 2006, respectively. During May 2007, this customer announced that it was suspending its relationship with the Company and that customer has not used the Company's services in connection with any additional transactions since that time.

Product Concentration

All of the Company's revenues are derived from fees earned from energy derivatives transaction fees and related incentives provided by a United States exchange.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, prepaid income taxes, and accounts payable and accrued expenses approximate their fair value due to their short-term maturities. The carrying amounts of due to former Chairman of the Board and due to an executive officer approximate their fair value based on the Company's incremental borrowing rate.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2007 and 2006
                                   (Unaudited)

Note 2- Summary of Significant Accounting Policies-Continued

Software Development Costs

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed". Costs of maintenance and customer support will be charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first. The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no software development costs have been capitalized at September 30, 2007.

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

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2007 and 2006
                                   (Unaudited)

Note 2- Summary of Significant Accounting Policies-Continued

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options amounted to 633,000 and 941,000 at September 30, 2007 and 2006, respectively. The outstanding warrants amounted to 18,940,000 and 1,650,000 at September 30, 2007 and 2006,
respectively. The outstanding warrants at September 30, 2007 include 18,040,000 warrants sold to an investor but for which the Company has not received the agreed consideration. The options and warrants outstanding at September 30, 2007 have been excluded from the computation of diluted earnings per share due to their antidilutive effect.

The following sets forth the computation of basic and diluted earnings per share for the nine-month periods ended September 30:

---------------------------- -------------------------- ------------------------
                              Nine-month period ended   Three-month period ended
                                     September 30,            September 30,
---------------------------- -------------- ----------- ------------ -----------
                                  2007         2006          2007        2006
---------------------------- -------------- ----------- ------------ -----------
Numerator:
---------------------------- -------------- ----------- ------------ -----------
Net loss income              $(150,070,285) $3,684,529  $(1,092,047) $2,191,073
---------------------------- -------------- ----------- ------------ -----------
Denominator:
---------------------------- -------------- ----------- ------------ -----------
Denominator for basic
earnings per share-weighted
average shares outstanding      52,285,194  51,429,567   52,285,194  51,474,115
---------------------------- -------------- ----------- ------------ -----------
Effect of dilutive employee
stock options                            -     170,069            -     137,578
---------------------------- -------------- ----------- ------------ -----------
Effect of dilutive warrants              -      89,100            -      69,300
---------------------------- -------------- ----------- ------------ -----------
Denominator for diluted
earnings per share-weighted
average shares outstanding      52,285,194  51,688,738   52,285,194  51,680,993
---------------------------- -------------- ----------- ------------ -----------
Basic earnings (loss)
per share                           $(2.87)      $0.07       $(0.02)      $0.04
---------------------------- -------------- ----------- ------------ -----------
Diluted earnings (loss)
per share                           $(2.87)      $0.07       $(0.02)      $0.04
---------------------------- -------------- ----------- ------------ -----------

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2007 and 2006
                                   (Unaudited)

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

The Company also receives incentives from a United States exchange for the volume of transactions conducted by the Company using their platform. The incentives are based on a percentage of the total revenues received by the exchange attributable to the Company's volume of transactions submitted to the exchange. The Company estimates monthly such incentives based on the volumes of daily transactions submitted to the exchange using the day of trade-trade date basis, and the exchange's published revenues by type of transactions. The Company, pursuant to SAB 104, recognizes the incentive revenues realized or realizable when all of the following criteria are met:

1) persuasive evidence of an arrangement exists. The exchange has publicly published the terms of its incentive program in 2003 which is offered to all intermediaries in the select transactions;

2) delivery has occurred or services have been rendered. Under arrangements with the exchange, the incentives are earned on the day the Company submits transactions to the exchange based on the revenues generated from such transactions and are no longer subject to a minimum transaction volume. The Company accounts for all transactions submitted to the exchange on a daily basis. Accordingly, the Company is able to determine when the incentives are

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2007 and 2006
                                   (Unaudited)

Note 2- Summary of Significant Accounting Policies-Continued

earned based on the date it submits transactions to the exchange. The Company has no other obligations to the exchange to earn the incentives;

3) "seller's" price to the buyer is fixed or determinable. Based on the incentive program terms of the exchange, its published prices for the type of transactions the Company submits to it, and the Company's transactions records, the Company is able to estimate the revenues the exchange earns in connection with the transactions the Company submits, and accordingly, the amount, if any, of the incentives the Company earns in connection with such transactions; and

4) collectibility is reasonably assured. The exchange has paid the Company timely on incentives earned from 2004 through May 2007. The Company intends to enforce the payment of any incentives receivable under the incentive program.

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

Share-Based Payments

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2007 and 2006
                                   (Unaudited)

Note 2- Summary of Significant Accounting Policies-Continued

the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the SEC issued SAB 107. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R). Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123(R) and related interpretations as provided by SAB 107 prospectively. As such, compensation cost is measured on the date of grant as its fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

The Company accounts for share-based payments awarded to the Investor pursuant to FAS No. 123R and Emerging Issue Task Force Relase No.96-16, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Share-based payments awarded to NYMEX Holdings, Inc. (the "Investor"), including those awarded by another holder of an economic interest in the Company as compensation for services to the Company, are share-based payments transactions. The Company measures the fair value of the equity instruments to the Investor using the stock price and other measurement assumptions as of the earlier of either of the following: 1) the date at which a commitment for performance, as defined, by the counterparty to earn the equity instruments is reached, or 2) the date at which the counterparty's performance is complete. The fair value of the equity instruments amounts to the carrying value of the consideration receivable from the Investor and is recognized over the agreed-upon terms of the consideration, which is at most 10 years. The Company evaluates the carrying value of the consideration receivable from the Investor at each measurement date.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2007 and 2006
                                   (Unaudited)

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

In February 2007, the FASB issued FASB Statement No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments. This statement applies to all entities, including not-for-profit organizations. Most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. Recognized financial assets and financial liabilities are eligible items for the measurement option established by this Statement except:

     o An investment in a subsidiary that the entity is required to consolidate

     o An interest in a variable interest entity that the entity is required to consolidate

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2007 and 2006
                                   (Unaudited)

Note 2- Summary of Significant Accounting Policies-Continued

     o Employers' and plans' obligations (or assets representing net overfunded positions) for pension benefits, other postretirement benefits (including health care and life insurance benefits), postemployment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements, as defined in FASB Statements No. 35, "Accounting and Reporting by Defined Benefit Pension Plans", No. 87, "Employers' Accounting for Pensions", No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", No. 112, "Employers' Accounting for Postemployment Benefits", No. 123 (R) (revised December 2004), "Share-Based Payment", No. 43, "Accounting for Compensated Absences", No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", and APB Opinion No. 12, "Omnibus Opinion--1967"
     o Financial assets and financial liabilities recognized under leases as defined in FASB Statement No. 13, "Accounting for Leases" (This
          exception does not apply to a guarantee of a third-party lease obligation or a contingent obligation arising from a cancelled lease.)
     o Deposit liabilities, withdrawable on demand, of banks, savings and loan associations, credit unions, and other similar depository institutions
     o Financial instruments that are, in whole or in part, classified by the issuer as a component of shareholder's equity (including "temporary equity"). An example is a convertible debt security with a noncontingent beneficial conversion feature.
     o Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments o Nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services
     o Host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument.

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

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2007 and 2006
                                   (Unaudited)

Note 2- Summary of Significant Accounting Policies-Continued

FASB Statement No.115 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, "Fair Value Measurements". No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption.


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

The Company's share of revenues of the floor brokerage services amounted to approximately $901,000 and $2.2 million during the nine-month periods ended September 30, 2007 and 2006, respectively. The Company's share of expenses of the floor brokerage services amounted to approximately $15,000 and $510,000 during the nine-month periods ended September 30, 2007 and 2006, respectively. The Company has received approximately $1,508,000 from the related party in connection with such floor brokerage services during the nine-month period ended September 30, 2007. Additionally, in April 2007, the Company reimbursed the related party approximately $165,000 for commissions to a broker that such related party paid on the Company's behalf.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2007 and 2006
                                   (Unaudited)

Note 3-Due from Related Party-continued

The Company recognized its share of revenues of the floor brokerage services based on the commissions earned for such services which are recognized on the day of the trade-trade date basis.

The father of the Company's former Chairman of the Board leases to the Company a seat on the exchange through which Capital Energy maintains its floor operations. The Company assumed the cost of the lease in April 2006 and renewed it in December 2006 through June 2007. The Company terminated this agreement effective April 1, 2007. The lease provided for monthly payments of $5,000 through June 30, 2007. The amount paid pursuant to the lease amounted to $15,000 during the nine-month period ended September 30, 2007.


Note 4-Trading rights

During March 2007, the Company acquired two trading rights for an aggregate amount of approximately $1,180,250, allowing it to operate on the floor of a United States exchange. The trading rights do not have a finite life. During June and August 2007, the Company sold its trading rights for $1,165,000, generating a loss of approximately $15,000 which is included in other expenses.

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

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2007 and 2006
                                   (Unaudited)

Note 5-Agreement with NYMEX Holding, Inc.-continued

Pursuant to the terms of the Stock and Warrant Purchase Agreement, the Investor purchased 10,758,886 shares of the Company's common stock ("Common Stock") from the Founding Stockholders (the "Purchased Shares") representing 19% of the then outstanding shares of common stock on a fully diluted basis (without giving effect to the Warrant, as defined and discussed below). Additionally, pursuant to the Stock and Warrant Purchase Agreement, the Company physically issued to the Investor a Warrant, as defined and described below, in consideration of the Investor's agreement (the "Consideration"):

          1. to develop a marketing plan, which plan was to detail proposed expenditures by the Investor and joint activities;

          2. subject to regulatory requirements, to provide space for up to twenty of the Company's brokers on the Investor's trading floor;

          3. to host the Company's OPEX electronic trade matching and brokerage system ("OPEX") in the Investor's data center and provide the Company with computer and networking hardware, software, bandwidth and ancillary infrastructure and services reasonably necessary to interconnect OPEX with the Investor's ClearPort market gateway to trading and clearing services; and

          4. Additionally, the Company agreed to exclusively clear all over-thecounter ("OTC") products through the Investor's NYMEX ClearPort clearing system for a period of ten years (provided that the Investor continues to offer clearance for a particular product through the NYMEX ClearPort clearing system) in consideration for additional fees to be paid by the Investor to the Company.

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

Following the occurrence of the events which are the subject of the matters discussed in Note 10 "Litigation," the Company and the Investor have not agreed upon the aforementioned joint marketing and technology initiatives. Additionally, the Investor indicated in a Schedule 13D it filed with the SEC on July 6, 2007, with respect to its holdings of equity securities of the Company, that it was now re-considering its potential joint marketing and technology initiatives with the Company. As a result, the Investor and the Company have not developed the contemplated joint marketing and technology initiatives.

The Company is considering the effect of the failure of the Investor to provide the Consideration for the Warrant upon the Company's obligations under the Warrant.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2007 and 2006
                                   (Unaudited)

Note 5-Agreement with NYMEX Holding, Inc.-continued

The sale of the Purchased Shares from the Founding Stockholders in an agreement in which the Company would benefit from the Consideration constitutes a share-based payment transaction. As such, the Company established that the fair value of the Purchased Shares is more reliably measurable than the Consideration from the Investor.

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

The fair value of the Consideration attributable to the Warrant amounted to $99,594,000. The fair value is based on the Black Scholes Model using the following assumptions: exercise price: $4.30; market value: $7.29; term: 1.5 years; risk-free interest rate: 4.89%; expected volatility: 128%; expected dividend rate: 0%.

The Company recognized an amortization expense of approximately $3.3 million in connection with the Consideration during the nine-month period ended September 30, 2007.

However, at June 30, 2007, based upon the statements made by the Investor, the Company was unable to assert that it will receive any of the benefits initially contemplated by the Stock and Warrant Purchase Agreement. Accordingly, the Company has recorded a charge to its statement of operations amounting to approximately $145.8 million, for the nine-month period ended September 30, 2007.

The Company has also provided for an allowance for doubtful accounts for the incentives receivable from the Investor of approximately $640,000 at September 30, 2007.

Note 6- Intangible Asset

During March 2007, the Company acquired the customer list of HQ Trading, an energy derivatives brokerage firm, and assumed its continued operations. The Company acquired such assets to expand its customer base and provide a critical mass entry in the crude oil options market. The terms of the agreement provided, among other things, the following:

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

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2007 and 2006
                                   (Unaudited)

Note 6- Intangible Asset-continued

The aggregate value assigned to the consideration amounted to $1,156,000 and is as follows:

          o    The cash consideration amounts to $400,000.

          o The fair value of the 300,000 warrants exercisable at the date of the agreement amounts to $756,000, based on the Black Scholes Model, using the following assumptions: exercise price of $5, market value of $5, risk-free interest rate of 4.54%, expected volatility of 52%, expected dividend rate: 0%, term: 5 years

The expected volatility was based on the average historical volatility of comparable publicly-traded companies considering the Company's period of observable historical data is shorter than the terms of the warrants.

The fair value of the consideration was assigned to customer relationships and was amortized over a period of three years. The Company recognized approximately $70,000 as amortization expense during the nine-month period ended September 30, 2007 and is included as selling, general and administrative expenses in the accompanying consolidated statement of income.

During May 2007, following the occurrence of the events which are the subject of the matters discussed in Note 10, "Litigation", the former owners of HQ Trading agreed to unwind the acquisition. As part of the unwinding, the former owners of HQ Trading released the Company from its obligations related to the two payments of $400,000 payable in September 2008 and March 2010 and agreed to the cancellation of the 900,000 warrants. The former owners of HQ Trading retained the $400,000 which was paid upon execution of the final agreement. Both parties retained the right to use the HQ Trading customer list.

Accordingly, the Company will not be recognizing the fair value of the remaining 600,000 warrants and the two payments of aggregating $800,000.

Following the separation agreement with the former owners of HQ Trading effective May 2007, the carrying value of the client list acquired in March 2007 has been impaired. The Company is currently unable to assert that it will derive any benefit from this client list in the foreseeable future. Accordingly, it has recorded a charge to its statement of operations amounting to the carrying value during the nine-month period ended September 30, 2007, which amounted to approximately $1.1 million.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2007 and 2006
                                   (Unaudited)

Note 7-Due to Related Parties

The terms and amounts of due to related parties at September 30, 2007 are as follows:

Due to Stockholder and former Chairman of the Board, non-interest bearing, unsecured, payable by March 12, 2014, if the Company obtains additional equity or debt financing of at least $1,000,000 following the private placement which closed in September 2004 ("Capital Raise"), the Company will repay its former Chairman of the Board up to 39.33% of the Capital Raise, up to $2,810,877, with the remaining balance and accrued interest of 4.68% from the date of the
Capital Raise due on March 12, 2014:                          $5,044,510
Discount, using initial implied rate of 12%:                  (3,034,704)
                                                              -----------
                                                              $2,009,806
                                                              ===========

Due to Executive Officer, non-interest bearing, unsecured, payable by March 12, 2014, if the Company obtains additional equity or debt financing of at least $1,000,000 following a Capital Raise, the Company will repay its Executive Officer up to 5.3% of the Capital Raise, up to $381,250, with the remaining balance and accrued interest of 4.68% from the date of the Capital Raise
due on March 12, 2014:                                          $508,697
Discount, using initial implied rate of 12%:                    (411,686)
                                                              -----------
                                                                $ 97,011
                                                              ===========

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

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2007 and 2006
                                   (Unaudited)

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

The amortization of the discount on the due to related parties amounted to approximately $252,000 and $701,000 during the nine-month periods ended September 30, 2007 and 2006, respectively.

During the nine-month period ended September 30, 2006, the Company made principal repayments amounting to approximately $1.2 million towards its due to related parties.

Note 8- Other Related Party Transactions

The Company provided administrative services to a related party, an entity owned by the Company's former Chief Executive Officer and an Executive Officer. The Company charged approximately $8,000 and $8,000 during the nine-month periods ended September 30, 2007 and 2006, respectively. The related party satisfied its obligations owed to the Company prior to September 30, 2007. This agreement was terminated by both parties effective June 30, 2007.

The Company has recognized revenues of approximately $250,000 and $4,000 during the nine-month periods ended September 30, 2007 and 2006, respectively, from two related parties, entities in which one of its stockholders and former Chairman of the Board is also the managing director. Such related parties satisfied their obligations to the Company at September 30, 2007.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2007 and 2006
                                   (Unaudited)

Note 9- Stockholders' Equity

During the nine-month periods ended September 30, 2007 and 2006, the Company issued 30,689 and 216,943 shares of common stock, respectively, to its former Chief Executive Officer. The fair value of the shares issued during the nine-month periods ended September 30, 2007 and 2006 amounted to approximately $182,000 and $140,000, respectively, based on the quoted price of the Company's common stock at the date of issuance. The shares were issued pursuant to the employment agreement between the Company and its former Chief Executive Officer.


Stock Compensation Plan

During November 2004, the Company adopted the 2004 Stock Option Plan ("2004 Plan"). The 2004 Plan allows for the grant of both incentive stock options and nonstatutory stock options. The 2004 Plan may be administered, interpreted and constructed by the Board of Directors or a compensation committee. The maximum number of shares of common stock which may be issued pursuant to options granted under the 2004 Plan may not exceed 7,500,000 shares. There are 633,000 options outstanding at September 30, 2007. The outstanding options are exercisable at a weighted average price per share of $0.79 per share. The Company granted 1,595,000 options during the nine-month period ended September 30, 2007. The options outstanding vest over periods of up to three years.

During the nine-month periods September 30, 2007 and September 30, 2006, the Company recorded share-based payment expenses amounting to approximately $3.9 million and $4,000, respectively, in connection with all options outstanding at the respective measurement dates. The amortization of share-based payment were recorded in cost of revenues.

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2007 and 2006
                                   (Unaudited)

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

The weighted-average grant-date fair value of options granted during the nine-month period ended September 30, 2007 amounted to $2.44.

The total compensation cost related to nonvested awards not yet recognized amounted to approximately $26,000 at September 30, 2007 and the Company expects that it will be recognized over the following weighted-average period of 21 months.

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

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2007 and 2006
                                   (Unaudited)

Note 9- Stockholders' Equity-continued

Warrants

During February 2006, the Company issued 1,200,000 warrants to a company wholly-owned by its former Chief Executive Officer. The exercise price of the warrants is $0.95 per share. The warrants expire in February 2009. The warrants become exercisable in tranches of up to 400,000 warrants beginning June 30, 2006, and every six months thereafter, upon reaching certain trading milestones by two of the Company's customers. The Company recognizes the fair value of the exercisable warrants when performance has occurred. The Company recognized an expense of $120,000 and $81,000 during the nine-month periods ended September 30, 2007 and 2006, respectively, in connection with all warrants which became exercisable during the respective periods.

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

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2007 and 2006
                                   (Unaudited)

Note 9- Stockholders' Equity-continued

Investor Rights and Registration Agreements

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

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2007 and 2006
                                   (Unaudited)

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

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2007 and 2006
                                   (Unaudited)

Note 10- Litigation and Contingencies

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

The lawsuits further allege that on April 27, 2007, BMO announced that it had lost millions of dollars on trades executed through the Company. Plaintiffs allege that the market price of the Company's common stock price dropped further in response to this disclosure. According to complaints, the market price of the Company's common stock continued to decline as investors learned that: BMO was suspending its business with the Company; NYMEX Holdings, Inc. had resigned its representation on the Company's Board of Directors; Kevin Cassidy had resigned as Vice Chairman and Chief Executive Officer of the Company; and Kevin Cassidy had been convicted in 1997 of credit card fraud and in 1993 of income tax evasion. Plaintiffs claim that defendants' alleged misrepresentations, omissions

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2007 and 2006
                                   (Unaudited)

Note 10- Litigation and contingencies-continued

and fraudulent conduct deceived the market, artificially inflated the price of the Company's common stock and allegedly caused plaintiffs to suffer an unspecified amount of damages.

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

On October 15, 2007, the Company received a letter from the Company's former Chief Executive Officer in which he states, among other things, that the Company is in breach of certain obligations pursuant to an Amended and Restated Employment Agreement, dated April 10, 2007, and the Company should:

          1) continue to pay him his base salary, amounting to $25,000 per month for fiscal 2007, $325,000 for fiscal 2008, and $350,000 for fiscal 2009;
          2) continue to pay him a cash consideration equal to 5% of the Company's revenues and a stock consideration equal to 2% of the Company's revenues. The aggregate value of the unpaid consideration based on the Company's revenues amounted to approximately $289,000 at September 30, 2007;
          3) Continue to provide to him health, welfare, and pension plan benefits as well as the payment of an annual premium for his life insurance through October 2009.

While the Company intends to vigorously defend these matters, there exists the possibility of adverse outcomes that the Company cannot determine. These matters are subject to inherent uncertainties and management's view of these matters may change in the future.

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

Following the occurrence of the events which are subject of the matters discussed in Item 1 of Part II of this Report "Legal Proceedings," we have not agreed with the Investor on the joint marketing and technology initiatives discussed, above. Additionally, the Investor indicated in a Schedule 13D it filed with the SEC on July 6, 2007, with respect to its holdings of equity securities of the Company, that it was now re-considering its potential joint marketing and technology initiatives with the Company. As a result, the Investor and the Company have not developed the contemplated joint marketing and technology initiatives.

The Company is considering the effect of the failure of the Investor to provide the consideration for the Warrant upon the Company's obligations under the Warrant.

On May 1, 2007, Mark Nordlicht resigned as a member of the Company's Board and Albert Helmig was designated as Chairman of the Board.

On May 8, 2007, BMO Financial Group ("BMO") issued a statement indicating that BMO was suspending its business relationships with us, as well as all derivatives trading through us, pending the results of an ongoing external review of certain commodity trading losses incurred by BMO. BMO has accounted for a significant portion of the Company's revenues. Since that time, BMO has not explained its action to the Company and has not resumed its business relationships with us.

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

The statement issued by BMO, the related suspension of their business relationship with us, the matters discussed in Item 1 of Part II of this Report "Legal Proceedings" together with the combined succession of events since then have had a significant adverse impact on our business, including current and, likely, future results of operations and financial condition. Consequently, we are formulating a revised strategy.


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

The Company is revising its strategy to:

4) emphasize the marketing of its automated electronic trading platform to end-users through indirect channels, such as through other third-party brokers and other exchanges;
5) develop and enhance its automated trading platform to end-users other than those in the energy derivatives markets; 6) provide software development services to third-party brokers and other exchanges.

The Company is also considering whether it would be more advantageous to sell its intangible assets, including the technology it has developed.

The Company anticipates that revenue-generating agreements under its revised strategy would take the form of licensing, royalty-based agreements and/or software development and maintenance agreements.

The Company believes that revenues from its brokerage services will be minimal under its existing structure. While the Company is not discontinuing its brokerage services, it will most likely need to 1) acquire the operations of a brokerage firm, or several brokerage firms, and hire their personnel, to expand its current operations or 2) form a consortium of brokerage companies that would jointly use the electronic platform.

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

The sale of the Purchased Shares by the Founding Stockholders in an agreement in which the Company would benefit from the Consideration constitutes a shared-based payment transaction. As such, the Company established that the fair value of the Purchased Shares is more reliably measurable than the Consideration from the Investor.

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

However, at June 30, 2007, based upon the statements made by the Investor, the Company is unable to assert that it will receive any of the benefits initially contemplated by the Stock and Warrant Purchase Agreement. Accordingly, the Company has recorded a charge to its statement of operations amounting to approximately $145.8 million, at June 30, 2007.

This discussion and analysis of our financial condition should be read in connection with our financial statements and accompanying notes thereto for the fiscal year ended December 31, 2006, including without limitation the information set forth under the heading "Critical Accounting Policies and Estimates".

RESULTS OF OPERATIONS

                              Results of Operations
                                   (Unaudited)


                                           For the nine-month period ended     Increase/        Increase/
                                                     September 30,            (Decrease)       (Decrease)
                                           --------------------------------    in $ 2007        in % 2007
                                                  2007              2006       vs 2006          vs 2006
                                           --------------    --------------  --------------   ------------
Brokerage fees                             $   8,783,937     $   5,354,724   $   3,429,213   $      64.0%
Brokerage fees-related parties                 1,151,798         2,243,301      (1,091,503)        -48.7%
Incentives                                     3,285,058         1,639,602       1,645,456         100.4%
                                           --------------    --------------  --------------   ------------
Net revenues                                  13,220,793         9,237,627       3,983,166          43.1%

Cost of revenues                               7,860,987         3,215,843       4,645,144         144.4%
Cost of revenues-related parties                  30,013           633,022        (603,009)        -95.3%
                                           --------------    --------------  --------------   ------------
                                               7,891,000         3,848,865       4,042,135         105.0%
Gross profit                                   5,329,793         5,388,762         (58,969)         -1.1%

Operating expenses:
  Selling, general and administrative          7,473,764           758,816       6,714,948            NM
  Impairment-considerable receivable
         from stockholder                    145,771,879              -        145,771,879            NM
  Impairment-intangible asset                  1,085,610              -          1,085,610            NM
  Research and development                       733,579           273,567         460,012         168.2%
                                           --------------    --------------  --------------   ------------
     Total operating expenses                155,064,832         1,032,383     154,032,449            NM

     Operating income                       (149,735,039)        4,356,379    (154,091,418)           NM

  Other income (expense):
  Interest income                                285,895            53,336         232,559            NM
  Other expense                                  (15,250)             -             15,250            NM
  Interest expense-related parties              (251,685)         (701,134)       (449,449)        -64.1%
                                           --------------    --------------  --------------   ------------
                                                  18,960          (647,798)                           NM

Net income before income tax                (149,716,079)        3,708,581    (153,424,660)           NM

Income tax benefit ( expense)               (354,206)              (24,052)        330,154            NM
                                           --------------    --------------  --------------   ------------
Net income                                 $(150,070,285)     $  3,684,529   $(153,754,814)           NM
                                           ==============    ==============  ==============   ============

NM:  Not meaningful

Revenues consist primarily of fees earned from natural gas derivatives transactions and related incentive arrangements.

The increase in brokerage fees during the nine-month period ended September 30, 2007 when compared to the prior year period is primarily due to an increase in the brokerage fees resulting from increased volume of transactions of natural gas derivatives traded on the OTC market on behalf of existing clients.

The decrease in brokerage fees-related party during the nine-month period ended June 30, 2007 when compared to the prior year period is primarily due to the fact that our agreement with Capital Energy Services, Inc., a related party, was effective for nine months during the nine-month period ended September 30, 2006 and during one month (i.e. January 2007) during the nine month period ended September 30, 2007, offset by an increase in fees resulting from increased monthly volume of transactions of natural gas derivatives traded on the futures market on behalf of existing clients during January 2007.

The increase in incentives earned pursuant to agreement with a US exchange, the Investor, was due to a higher volume of cleared OTC transactions handled by us on such exchange.

These increases related primarily to transactions which occurred prior to the events described above and in Item 1 of Part II of this Report. The volume of transactions following those events has declined significantly.

The Company anticipates that revenue-generating agreements under its revised strategy would take the form of licensing, royalty-based agreements and/or software development and maintenance agreements.

The Company believes that revenues from its brokerage services will be minimal under its existing structure. While the Company is not discontinuing its brokerage services, it will most likely need to 1) acquire the operations of a brokerage firm, or several brokerage firms, and hire their personnel, to expand its current operations or 2) form a consortium of brokerage companies that would jointly use the electronic platform.

As a result of the factors discussed above, we believe that our revenues for the remainder of 2007 will decrease when compared to fiscal 2006. We believe that revenues we traditionally generated from OPEX, voice-brokerage and our floor operations will be minimal for the remainder of 2007 unless we are able to hire more brokers or we acquire a brokerage firm or firms.

Cost of revenues

Cost of revenues consists primarily of compensation of personnel directly associated with handling the natural gas derivative transactions on behalf of our clients as well as expenses associated with our floor brokerage operations. The increase in cost of revenues during the nine-month period ended September 30, 2007 when compared to the prior year period is primarily attributable to the fair value of options and warrants we issued to brokers and expensed during the nine-month period ended September 30, 2007 which amounted to approximately $4.0 million, compared to approximately $85,000 during the nine-month period ended September 30, 2006. The increase in amortization of the fair value of options results from the issuance of 1,595,000 options during the nine-month period ended September 30, 2007, which were fully expensed pursuant to the termination of the employment of certain grantees. The Company did not issue any options to its brokers during the nine-month period September 30, 2006.

We expect that our cost of revenues for the remainder of 2007 will also decrease, commensurate with an expected decrease in revenues, unless we make an acquisition which could change our business model.


Selling, general, and administrative expenses

Selling, general, and administrative expenses consists primarily of legal fees, incurred in connection with the Company's attention to certain allegations made recently and to our responses to and compliance with requests for documents and information received from the United States Commodity Futures Trading Commission (the "CFTC"), the United States Securities and Exchange Commission (the "SEC"), the United States Department of Justice (the "DOJ") and a grand jury subpoena received from the New York County District Attorney's office (the "District Attorney's Office"),or to handle certain matters which occur during the course of our operations, and compensation of personnel supporting our operations. The increase in selling, general, and administrative expenses during the nine-month period ended September 30, 2007, when compared to the prior period is primarily due to the following:


          o one-time amortization of the Consideration receivable from the Investor of approximately $3.3 million;

          o increased legal fees of approximately $2.1 million, primarily incurred in connection with our our attention to certain allegations made recently, our responses to, and compliance with the governmental requests described above, and in connection with the NYMEX transaction;

          o one-time provision in June 2007 of approximately $640,000 in connection with our estimated incentives receivable from the Investor ;

          o increased investor relation fees in connection with increased efforts to position our company before the investors community;

As a result of the matters discussed above and in Item 1 of Part II of this Report, we believe that our legal fees for the remainder of the year will increase on an annualized basis from the level of such expenses reached during fiscal 2006.

Impairment- Consideration receivable from Investor and Impairment- Intangible Asset

The impairment- consideration receivable from Investor and impairment-intangible asset consists of one-time losses attributable to the lack of perceived likely benefits from 1) the consideration the Investor had agreed to provide to the Company pursuant to the Stock and Warrant Purchase Agreement and
2) the constructive rescission of the HQ Trading acquisition. The Stock and Warrant Purchase Agreement and the HQ Trading acquisition both took place during the nine-month ended September 30, 2007 and no similar expenses occurred during the nine-month period ended September 30, 2006.


Research and development

Research and development expenses consist primarily of compensation of personnel and consultants associated with the development and testing of our automated electronic trading system. The increase in research and development expenses during the nine-month period ended September 30, 2007 when compared to the prior year period is primarily due to the following:

          o    increased   compensation  and  related  benefits  for  additional
               software engineers and quality and assurance personnel we hired to enhance our electronic platform, OPEX.

We expect that our research and development expenses to enhance features and functionalities of OPEX will exceed $1 million during 2007.



Interest income

Interest income consists primarily of interest earned on interest-bearing cash and cash equivalents. The increase in interest income during the nine-month period ended September 30, 2007 when compared to the prior year period is primarily due to an increase in our cash and cash equivalents' interest bearing balances.

Interest expense to related parties

Interest expense to related parties consists of interest charges associated with amounts due to related parties, Mark Nordlicht, our former Chairman, Kevin Cassidy, our former Chief Executive Officer, and Edward O'Connor, our President. The decrease in interest expense to related parties during the nine-month period ended September 30, 2007 when compared to the prior year period is primarily due to the accelerated amortization of debt discount associated with the amount due to Kevin Cassidy during the nine-month period ended September 30, 2006. We have accelerated the amortization discount on this debt since we reimbursed the debt at a faster rate than initially contemplated during the nine-month period ended September 30, 2006. The debt to Kevin Cassidy was fully repaid in 2006. We did not make any debt repayment during the nine-month period ended September 30, 2007 which would have triggered an acceleration of the amortized discount on the debt.

Income tax

Income tax expense consists of federal and state current and deferred income tax based on our net income. The increase in income tax expense during the nine-month period ended September 30, 2007 when compared to the comparable prior year period is primarily due to our utilization of net operating loss carryforwards during the nine-month period ended September 30, 2006, which were completely used by the end of fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

For the last three fiscal years, we have generated cash flows from our operating activities. Our cash balance as of September 30, 2007 amounts to approximately $11.1 million.

During the nine-month period ended September 30, 2007, we generated cash from operating activities of approximately $3.6 million, primarily resulting from:
          o net loss of approximately $150.1 million, adjusted for the impairment of the consideration receivable from the Investor and, the amortization of the consideration receivable from the Investor, and the fair value of warrants, options and shares issued during the period aggregating approximately $145.8 million, $3.3 million, and $4.0 million, respectively;
          o a decrease in accounts receivable and accounts receivable-related party of approximately $2.3 million, a decrease in incentive receivables from Investor of approximately $667,000 and a decrease in accrued compensation $1.9 million due to a recent decline in revenues and associated expenses since May 2007; and
          o an increase in prepaid tax assets of $3.4 million resulting from the payment of estimated income taxes offset by a reduction of the anticipated income tax liability.

During the nine-month period ended September 30, 2007, we used our cash generated from operating activities to acquire the customer relationship of HQ Trading, a crude oil broker, for $400,000, acquired trading rights on the NYMEX floor for $1.2 million, and incurred capital expenditures aggregating approximately $241,000. We also disposed of a trading right for $1,165,000.

During the nine-month period ended September 30, 2007, we generated gross proceeds from the exercise of certain warrants and options aggregating approximately $220,000.

During the nine-month period ended September 30, 2006, we generated cash from operating activities of approximately $3.7 million, primarily resulting from:
          o net income of approximately $3.7 million, adjusted for non-cash interest expense of approximately $701,000; and
          o an increase in accounts receivable, incentive receivables from stockholder, due from related party, and accrued compensation of approximately $1.2 million, $597,000, $316,000 and $1.2 million, respectively, resulting from an increase in related revenues as well as increased commission related to such revenues.

We used our cash generated from operating activities to make principal repayments of approximately $300,000, $100,000 and $200,000 on amounts due to Kevin Cassidy, our former Chief Executive Officer, Edward O'Connor, our President, and Mark Nordlicht, our former Chairman of the Board, respectively.

On May 30, 2006, our Board of Directors authorized us to repurchase such number of shares of our common stock that have an aggregate purchase price not in excess of $200,000 at the rate of up to $50,000 worth of common stock each quarter. The Company repurchased 4,800 shares at a cost aggregating $2,506 since the commencement of the share repurchase program. We did not repurchase any shares during the nine month period ended September 30, 2007.

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

3) "Seller's" price to the buyer is fixed or determinable. Based on the incentive program terms of each exchange, their published prices for the type of transactions we submit to them, and our transactions records, we are able to determine an estimate for the revenues each exchange earns in connection with the transactions it submits, and accordingly, the amount, if any of the incentives we earn in connection with such transactions; and

4) Collectibility is reasonably assured. The exchange has paid us timely on incentives earned from 2004 through May 2007. The Company intends to enforce the payment of any incentives receivable

Accounts and incentive receivable and related allowance for doubtful accounts.

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

Subsequent Events

On November 6, 2007, Optionable, Inc. (the "Company") and Albert Helmig agreed that Mr. Helmig would cease to be a Director and Executive Chairman of the Company effective November 6, 2007 (the "Termination Date") and entered into a letter agreement (the "Separation and Release Letter") specifying the terms of Mr. Helmig's separation from the Company. The Separation and Release Letter provides, in part, that (i) Mr. Helmig will receive a lump-sum cash payment of $141,000 in lieu of any payments otherwise due to Mr. Helmig, including but not limited to, any payment due under any agreement between Mr. Helmig and the Company; (ii) Mr. Helmig will not be eligible for any Company-sponsored benefits after the Termination Date; (iii) the Company will indemnify and hold Mr. Helmig harmless to the full extent permitted by the by-laws of the Company in effect on the Termination Date in respect of certain proceedings; (iv) Mr. Helmig agreed to waive any and all claims against the Company and release and discharge the Company from liability for any and all claims or damages that Mr. Helmig had, has or may have against the Company as of the Termination Date; (v) each option, warrant or other right of Mr. Helmig to acquire shares of common stock or other securities from the Company which has an expiration date that occurs after November 7, 2014 is amended such that its expiration date is November 7, 2014; and (vi) following the Termination Date, Mr. Helmig will be subject to certain non-disclosure, non-competition and non-solicitation restrictions. Edward O'Connor, the Company's President, will serve as the Company's interim Principal Executive Officer until a permanent Principal Executive Officer is appointed.

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

Several recent developments, including (i) the apparent loss of our most significant customer, (ii) a decline in business from other brokerage customers and (iii) the mutually agreed departures of our floor brokerage personnel, among other things, have adversely affected our ability to operate as a brokerage services provider through traditional voice-brokerage and on the floor of the Investor. In response, we are attempting to revise our strategy to emphasize the marketing of OPEX to end-users through indirect channels, such as through third-party brokers and other exchanges, and the development and enhancement of OPEX for use by end-users in additional markets (i.e., other then solely the energy derivatives markets). With our reduced brokerage personnel, we will most likely need to acquire the operations of a brokerage firm, or firms, if we are to expand our current level of brokerage operations.

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

Our pricing model for OPEX services, under our revised strategy, is unproven and revenues may prove to be less than anticipated, which may harm our gross margins. The pricing model of our OPEX services will most likely change under our revised strategy and may be lower than expected as a result of competitive pricing pressures, promotional programs and clients who negotiate price reductions in exchange for longer term purchase commitments, negotiated licensing or royalty-based agreements, or otherwise. Our actual pricing model for OPEX under our revised strategy will depend on the specific requirements of the end-user or the third-party which will market OPEX, customer purchase volumes, contracted sales and service support and other contractual agreements. We expect to experience pricing pressure and anticipate that the average selling prices and gross margins for our products may decrease over product life cycles. Our relationship with the Investor has been adversely affected by recent developments and we may not realize the benefits that we had expected from the Stock and Warrant Purchase Agreement. In addition, the incentive revenues that we receive from the Investor may decline.

We had expected to derive substantial benefits from the consideration which the Investor agreed to provide to us under the Stock and Warrant Purchase Agreement, including the development of joint marketing plans and technology initiatives and space for our brokers on the Investor's trading floor. Following the occurrence of certain of the events discussed above and discussed in Part II,
Item 1 "Legal Proceedings" of this Report, we have not agreed with the Investor on the joint marketing and technology initiatives provided for in the Stock and Warrant Purchase Agreement. Additionally, the Investor has indicated in a
Schedule 13D it filed with the SEC with respect to its holdings of our equity securities that it is now re-considering its potential joint marketing and technology initiatives with us. As a result, the contemplated joint marketing and technology initiatives have not been developed.

If the Investor cannot agree with us on joint marketing and technology initiatives with us, we will not realize the benefits that we had expected to obtain under the Stock and Warrant Purchase Agreement which would have a materially adverse effect on our business. In addition, we receive significant incentive revenues from the Investor. If the deterioration in our relationship with the Investor were to lead to a refusal by the Investor to continue those incentives, it would have a materially adverse effect on our business.

Under the Investor Rights Agreement, the consent of a director designated by the Investor may be required before we may take certain actions, including acquisitions of businesses or assets. The failure of the the Investor designee to consent to certain actions could affect our ability to develop and implement our revised strategy.

Under the Investor Rights Agreement, the consent of a director designated by the Investor may be required before we may take certain actions, including acquisitions of businesses or assets. Although the Investor's designee on our Board of Directors has resigned and the Investor has stated that it has no current plans to fill the vacancy created by the resignation, if the Investor were to elect to designate a director pursuant to the Investor Rights Agreement, the failure of that designee to consent to certain actions, such as a proposed acquisition of a brokerage firm among others, could adversely impact our ability to develop and implement our revised strategy.

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

Other Matters

Since May 2007, the Company has received requests for documents and information from the FTC, the SEC and the DOJ and the District Attorney's Office. Since that time, the Company has complied, and continues to comply, with these several requests for documents and information.

ITEM 6. EXHIBITS

        (a)      Exhibits

Exhibit
Number              Description of Document
-------             -----------------------

   31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1             Certification of the Chief Executive Officer pursuant
                    to U.S.C. Section   1350,   as adopted pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002.

   32.2             Certification of the Chief Financial Officer pursuant
                    to U.S.C. Section   1350,   as adopted pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of November 2007.

                                                         OPTIONABLE, INC.

                                                 By: /s/ Edward O'Connor
                                                         ----------------
                                                 Name:   Edward O'Connor
                                                 Title:  President



                                                 By: /s/ Marc-Andre Boisseau
                                                         -----------------------
                                                 Name:   Marc-Andre Boisseau
                                                 Title:  Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number              Description of Document
-------             -----------------------

   31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1             Certification of the Chief Executive Officer pursuant
                    to U.S.C. Section   1350,   as adopted pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002.

   32.2             Certification of the Chief Financial Officer pursuant
                    to U.S.C. Section   1350,   as adopted pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002.