Form 10-K
period 2007-12-31
Optionable Inc
filed 2008-03-31
CIK 1303433

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

|_| TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

                       COMMISSION FILE NUMBER: 000-51837

                                OPTIONABLE, INC.
                       (Name of registrant in its charter)

               Delaware                                 52-2219407
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

                     465 Columbus Avenue, Valhalla, NY 10595
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone Number: (914) 773-1100

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:
Common Stock: $.0001

       Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

       Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [_] No [X]

         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]                      Accelerated filer [_]
Non-accelerated filer [_]                        Smaller reporting company [X]

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

       The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock reported on the OTC-Bulletin Board on March 24, 2008 was $1,584,429.

       The number of shares of registrant's common stock outstanding, as of March 24, 2008 was 52,423,403.

                       DOCUMENTS INCORPORATED BY REFERENCE

       None.

                                TABLE OF CONTENTS

                                                                            Page
                                     PART I
Item 1.      Description of Business.........................................1
Item 1A.     Risk Factors...................................................11
Item 2.      Properties.....................................................18
Item 3.      Legal Proceedings..............................................19
Item 4.      Submission of Matters to a Vote of Security Holders............21

                                     PART II
Item 5.      Market for Common Equity and Related Stockholder Matters.......21
Item 6.      Selected Financial Data........................................23
Item 7.      Management's Discussion and Analysis or Plan of Operation......24
Item 8.      Financial Statements and Supplementary Data....................31
Item 9.      Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.......................................31
Item 9A.     Controls and Procedures........................................31
Item 9B.     Other Information..............................................32

                                    PART III
Item 10.     Directors, Executive Officers, Promoters and Control Persons;
             Compliance With Section 16(a) of the Exchange Act..............32
Item 11.     Executive Compensation.........................................34
Item 12.     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters................................38
Item 13.     Certain Relationship and Related Transactions..................39
Item 14.     Principal Accountant Fees and Services.........................43
Item 15.     Exhibits.......................................................44

SIGNATURES..................................................................48

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS.

We were formed in Delaware in February 2000. Between April 2001 and July 2007, a substantial portion of our revenues were generated from providing energy derivative brokerage services provider to brokerage firms, financial institutions, energy traders, and hedge funds worldwide. A substantially portion of all energy derivatives we have brokered in the past were natural gas derivatives. We developed OPEX, which is an electronic brokerage platform automating the energy derivatives between counterparties. We launched OPEX in 2006. We have not generated any revenues since the third quarter of 2007.

OVERVIEW OF RECENT DEVELOPMENTS

Stock and Warrant Purchase Agreement with NYMEX Holdings, Inc.

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

To date, we have not received any demands from the Investor pursuant to such registration rights nor have we included their shares in a registration statement.

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

Resignations and Suspension of Business Relationship with the Company by BMO Financial Group

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

The statement issued by BMO, the related suspension of their business relationship with us, the matters discussed in [Item 3 of Part I of this Report "Legal Proceedings"] together with the combined succession of events since then have had a significant adverse impact on our business, including current and, likely, future results of operations and financial condition. Consequently, we are formulating a revised strategy.

REVISED STRATEGY

We launched our electronic trading system, OPEX, in 2006 and we have continued to enhance its features and functionalities during 2007. Users of OPEX can now execute on the platform mostly energy-related derivative trades. A significant portion of the contracts executable on OPEX are those offered by NYMEX, a US exchange. However, we believe that OPEX features and functionalities can be ported to other derivatives as well, such as credit default swaps, interest-related derivatives, metals and other commodities. Additionally, we believe that OPEX, with appropriate enhancements, may be able to execute transactions offered by other exchanges as well.

The Company is revising its strategy to:

     1) emphasize the marketing of its automated electronic trading platform to end-users through indirect channels, such as through other third-party brokers and other exchanges;
     2) develop and enhance its automated trading platform to end-users other than those in the energy derivatives markets;
     3) provide software development services to third-party brokers and other exchanges.
     4) Considering whether it would be more advantageous to sell its intangible assets, including the technology it has developed.

The Company anticipates that revenue-generating agreements under some elements of its revised strategy would take the form of licensing, royalty-based agreements and/or software development and maintenance agreements. We could also enter in an arrangement in which we buy a stake in a brokerage firm, trading firm, or technology company in exchange for our intangible assets. Depending on the terms of such arrangements, we may have to consolidate the operations of such firm or company, even if we hold a minority stake in it. We have not entered into such arrangements to date and there can be no assurance that we will be able to consumate any such agreements.

The Company believes that revenues from its traditional brokerage services will be minimal under its existing structure. We have not generated any revenues under our existing structure since the third quarter of 2007. While the Company is not discontinuing its brokerage services, it may need to 1) acquire a stake in the operations of a brokerage firm, or several brokerage firms, and hire their personnel, to expand its current operations, or 2) form a consortium of brokerage companies that would jointly use the electronic platform.

GOING CONCERN

The Company believes it has enough funds to meet its obligations, based on its internal projections, for at least the next twelve months. However, the Company cannot guarantee that it will do so. If there are unforeseen expenses or financial obligations which occur during that period, the Company may not be able to meet such obligations. Additionally, if the Company acquires a brokerage or trading firm or a technology company which could be instrumental in the Company's long-term growth, this could hamper the Company's ability to continue as going concern, both from a short-term or a long-term perspective, and the Company would have to resort to financing, through either debt or equity placements, for the funding of either such acquisitions or unforeseen expenses or financial obligations. There can be no assurance that any such financing would be available on acceptable terms, or at all.




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

Energy derivatives

Energy derivatives are characterized by its underlying commodity (e.g., natural gas), the term of the contract, and the settlement, which can require physical delivery or financial settlement. The energy derivatives with the most liquidity are those with shorter settlement or expiration dates (less than three months). Derivatives with longer settlement or expiration dates are also larger in dollar volume and are not as liquid, requiring more extensive resources to find potential counterparties. Accordingly, these derivatives tend to generate higher brokerage transaction fees.

Energy-based commodities are actively traded.

Market Participants

Financial institutions, including bank brokerage houses and hedge funds as well as eligible individual traders use energy derivatives market to weigh their risk and rewards in: 1) a balanced portfolio asset allocation without investing in the physical asset, and 2) speculate on the price movement of the commodity prices or the related derivatives. Energy producers, distributors and large consumers will use energy gas derivatives market to manage their exposure to future price movements for certain quantity, time and delivery location, and sometimes, with an expectation that the derivatives would ultimately provide a financial gain.

Types of Energy Derivatives Markets

There are two types of energy derivative markets -- the futures market and the over-the-counter ("OTC") market.

Futures Market

Most of the transactions on the energy futures market are made through an exchange, such as New York Mercantile Exchange ("NYMEX") and Intercontinental Exchange ("ICE").

The trading of energy futures is conducted either on an electronic platform or on an open-outcry trading floor. Prices are established publicly either on a screen or on the floor by participants posting bids, or buying indications, and offers, or indications to sell. While the electronic platform provides more transparency to market participants, the open-outcry trading floor provides a better environment for exchange of ideas and solutions. However, it is anticipated that the volume of transactions conducted in an open-outcry trading floor will decrease in the

Futures and options are two derivatives available to trade on a futures market. Futures consist of a contract to buy or sell a certain quantity of energy, for example, during a specified month and are settled through either physical delivery or cash settlement. Options consist of a right, but not an obligation, to buy or sell a futures contract at a certain price.

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

Options traded on the OTC market, unlike those traded on the futures market, are contracts that convey to the buyer the right, but not the obligation, to require the seller to make or take delivery of a stated quantity of energy at a specified price. Options may also be settled in cash, based on the difference between the market price of, for example, natural gas and the price of the commodity specified in the option.

Besides the types of derivatives traded on those markets, there are several inherent differences between them. For example, the futures market is primarily conducted through an open-outcry market, such as NYMEX, which imposes physical limitations on the number of participants who can trade at the same time. Accordingly, membership on such exchanges becomes a commodity of its own and may require significant resources. The types of derivatives traded on the OTC market are not standardized such as those used on the futures market. Therefore, when one counterparty wants to enter into OTC derivatives transactions, the use of a broker or a comprehensive electronic platform facilitates the search for another counterparty.

However, there is a significant similarity between these energy derivatives markets in that they lack transparency for the participants, unlike the equity market. Counterparties to a natural gas derivative transaction are unaware of all offers available on either market at any given time under current conditions, unless it is executed on an electronic platform with sufficient liquidity.

Trends

We believe that several factors will impact the natural gas and other energy derivatives market in the future:

     o Energy options as asset class: new market participants, such as hedge funds, and institutional investors, such as pension plans, are taking a greater interest in the returns afforded by natural gas derivatives and the asset diversification opportunities it provides.

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

     o Need for higher transparency in the energy derivatives market: the natural gas derivatives market lacks transparency when compared to other markets, such as the equity market. The participants, who are enjoying such transparency in other markets, are requesting the same level of transparency in the energy derivatives market without obtaining it with the currently available solutions offered by brokers or exchanges.

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

Other Elements of the Energy Derivatives Market

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

Our Solutions

We understand that the participants in the energy derivatives market have various investment needs, some of which may be as simple as trading speculative futures, but most need a comprehensive electronic trading platform which allows them to execute more sophisticated transactions.

We believe that OPEX significantly improves the liquidity and transparency of natural gas and other energy derivatives market by increasing number of participants in a market in which they receive real-time market data. Since our launch of OPEX in 2006, an increasing number of OTC derivatives have been traded directly by our clients on such platform. For the month of February 2007, trades executed directly on OPEX by our clients constituted 17% of our volume of OTC cleared contracts.

Those solutions can be applied to the trading of other energy derivatives as well. Additionally, the combination of those services provide for larger choice of investment opportunities for participants in the energy derivatives market.

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

HOW WE OPERATE

We no longer have revenue-generating operations since the third quarter of 2007. Our management, and more specifically our President, is responsible for seeking alternatives which would allow us to maximize our resources, which are our cash and OPEX, while satisfying our financial obligations. While we are trying to monetize the value of OPEX in pursuing strategic arrangements with suitable takers pursuant to our revised strategy, there are no assurances that we will be able to do so at acceptable terms.

We have three full-time employees and seven part-time and full-time consultants which work on technical enhancements of OPEX.

We keep abreast of conditions in the energy trading market by receiving information using a combination of technology, such as analytics software as well as market data services, relevant business news from different wire services and traditional broadcast.

CLIENT CONCENTRATION

One of our clients, Bank of Montreal, accounted for 24% of our revenues during 2007 and 2006. During May 2007, this client announced that it was suspending its relationship with the Company and has not used the Company's services in connection with any additional transactions since that time.

COMPETITION

The energy derivatives market has many competitors involved in the electronic trading of energy options. Capital investment for entry into the market is relatively low. OPEX competes with offerings from ICE and the Chicago Mercantile Exchange' CME.

As the emerging market for electronic energy derivatives develops, more competitors are likely to emerge.

We believe that the principal competitive factors in our market include:

     o    Access to a large number of users of an electronic trading system;
     o    Client service and support;
     o service functionality, quality and performance of the electronic trading system;
     o    ease of use, reliability and security of electronic trading system;
     o    establishing a significant sales force;
     o    ability to introduce new products to the market in a timely manner;
          and
     o    pricing.

We currently differentiate from the competition by offering energy derivatives on both the futures market and the OTC market on an electronic system. Our electronic system is designed to offer a more comprehensive approach to trading than the existing electronic platforms offer. However, our competitors have significantly more resources than we do and a larger number of users.

EMPLOYEES

We currently have 3 full-time employees. We also have a consultant who serves as the Chief Technology Officer, and a consultant who serves as our Chief Financial Officer as well as five other software engineers who are consultants. The number of employees that we intend to hire is dependent on our clients' needs and the infrastructure required to support such needs. We believe that our relationship with our employees and consultants is good considering the circumstances in which we operate.

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

RESEARCH AND DEVELOPMENT

We incurred approximately $1.1 million and $474,000 in expenses on research and development during 2007 and 2006. Most of the key members of our research and development team have been working on OPEX since 2004.

GOVERNMENT REGULATION

We have given notice to the Commodity Futures Trading Commission ("CFTC") of our intention to operate the OPEX electronic trading platform as an Exempt Commercial Market ("ECM"). ECM are subject to certain information access rules established by the CFTC.

ITEM 1A.       RISK FACTORS

         This investment has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this report. Each of the following risks may materially and adversely affect our business, results of operations and financial condition. These risks may cause the market price of our common stock to decline, which may cause you to lose all or a part of the money you paid to buy our common stock

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

WE MAY NOT BE ABLE TO CONTINUE TO OPERATE AS A GOING CONCERN

The Company believes it has enough funds to meet its obligations, based on its internal projections, for at least the next twelve months. However, the Company cannot guarantee that it will do so. If there are unforeseen expenses or financial obligations which occur during that period, the Company may not be able to meet such obligations. Additionally, if the Company acquires a brokerage or trading firm or a technology company which could be instrumental in the Company's long-term growth, this could hamper the Company's ability to continue as going concern, both from a short-term or a long-term perspective, and the Company would have to resort to financing, through either debt or equity placements, for the funding of either such acquisitions or unforeseen expenses or financial obligations. There can be no assurance that any such financing would be available on acceptable terms, or at all.


AS A RESULT OF THE APPARENT LOSS OF OUR MOST SIGNIFICANT CUSTOMER, A DECLINE IN BUSINESS FROM OTHER BROKERAGE CUSTOMERS AND THE MUTUALLY AGREED DEPARTURES OF FLOOR BROKERAGE PERSONNEL, WE ARE ATTEMPTING TO REVISE OUR STRATEGY. THERE CAN BE NO ASSURANCE THAT THESE EFFORTS WILL BE SUCCESSFUL.

Several recent developments, including (i) the loss of our most significant customer, Bank of Montreal, (ii) a decline in business from other brokerage customers, and (iii) the mutually agreed departures of our floor brokerage personnel, among other things, have adversely affected our ability to operate as a brokerage services provider through traditional voice-brokerage and on the floor of the NYMEX Holdings, Inc ("NYMEX"). In response, we are attempting to revise our strategy to emphasize the marketing of OPEX to end-users through indirect channels, such as through third-party brokers and other exchanges, and the development and enhancement of OPEX for use by end-users in additional markets (i.e., other then solely the energy derivatives markets). With our reduced brokerage personnel, we will most likely need to acquire the operations of a brokerage firm, or firms, if we are to expand our current level of brokerage operations.

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

OUR RELATIONSHIP WITH NYMEX HAS BEEN ADVERSELY AFFECTED BY RECENT DEVELOPMENTS AND WE MAY NOT REALIZE THAT WE EXPECTED FROM THE STOCK AND WARRANT
PURCHASE AGREEMENT.

Our relationship with NYMEX has been adversely affected by recent developments and we may not realize the benefits that we had expected from the Stock and Warrant Purchase Agreement. In addition, the incentive revenues that we receive from the Investor may decline.

We had expected to derive substantial benefits from the consideration which NYMEX agreed to provide to us under the Stock and Warrant Purchase Agreement dated April 10, 2007 (the "April 2007 Stock and Warrant Purchase Agreement"), including the development of joint marketing plans and technology initiatives and space for our brokers on NYMEX's trading floor. Following the occurrence of certain of the events discussed above and discussed in Part I, Item 3 "Legal Proceedings" of this Report, we have not agreed with the Investor on the joint marketing and technology initiatives provided for in the Stock and Warrant Purchase Agreement. Additionally, NYMEX has indicated in a Schedule 13D it filed with the SEC on July 6, 2007, with respect to its holdings of our equity securities that it is now re-considering its potential joint marketing and technology initiatives with us. As a result, the contemplated joint marketing and technology initiatives have not been developed.

If the Investor cannot agree with us on joint marketing and technology initiatives with us, we will not realize the benefits that we had expected to obtain under the April 2007 Stock and Warrant Purchase Agreement which would have a materially adverse effect on our business. In addition, we receive significant incentive revenues from NYMEX. If the deterioration in our relationship with NYMEX were to lead to its refusal to continue those incentives, it would have a materially adverse effect on our business.

UNDER THE INVESTOR RIGHTS AGREEMENT, THE CONSENT OF A DIRECTOR DESIGNATED BY THE INVESTOR MAY BE REQUIRED BEFORE WE MAY TAKE CERTAIN ACTIONS, INCLUDING ACQUISITIONS OF BUSINESSES OR ASSETS. THE FAILURE OF THE INVESTOR DESIGNEE TO CONSENT TO CERTAIN ACTIONS COULD AFFECT OUR ABILITY TO DEVELOP AND IMPLEMENT OUR REVISED STRATEGY.

Under the Investor Rights Agreement dated April 10, 2007 with NYMEX (the Investor Rights Agreement"), the consent of a director designated by NYMEX may be required before we may take certain actions, including acquisitions of businesses or assets. Although the Investor's designee on our Board of Directors has resigned and NYMEX has stated that it has no current plans to fill the vacancy created by the resignation, if NYMEX were to elect to designate a director pursuant to the Investor Rights Agreement, the failure of that designee to consent to certain actions, such as a proposed acquisition of a brokerage firm among others, could adversely impact our ability to develop and implement our revised strategy.

A NUMBER OF OUR EXECUTIVE OFFICERS AND KEY EMPLOYEES HAVE RECENTLY DEPARTED. OUR SUCCESS IN THE FUTURE WILL BE DEPENDENT UPON OUR ABILITY TO ATTRACT AND RETAIN SKILLED REPLACEMENTS.

Mark Nordlicht, our former Chairman of the Board, Kevin Cassidy, our former Vice Chairman of the Board and Chief Executive Officer, Albert Helmig, our former Executive Chairman of the Board, and our brokerage personnel have recently departed. We have not yet replaced the personnel who have resigned. Certain of the departed employees, including and particularly Kevin Cassidy, have accounted, in the past, for a significant amount of our revenues. If we are unable to find suitable replacements for the departed employees our business will be materially adversely affected.

Our performance and future operating results are substantially dependent on the continued service and performance of Edward O'Connor. To the extent that the services of Mr. O'Connor become unavailable, our business and prospects would be adversely affected. Should we be required to do so, we do not know whether we would be able to employ equally qualified persons to replace any of these persons. Moreover, we do not currently maintain "key man" insurance on any of our executive officers or other key employees and do not intend to obtain this type of insurance in the near future. Additionally, we do not have written agreements with most of our staff and, other than traditional compensation packages and stock options we contemplate granting to our staff, we do not have other means to ensure the retention of their services. If we are successful in implementing and developing our revised strategy, we may require additional managerial, administrative and support personnel. Competition for highly qualified personnel is intense, and we can make no assurances that we can retain our key employees or that we will be able to attract or retain qualified personnel in the future. To the extent we have fewer financial resources available to us than our competitors we may not be able to attract and retain a sufficient number of qualified personnel. The loss of the services of any of our management or other key employees and our inability to attract and retain other necessary personnel could have a material adverse effect on our financial condition, operating results, and cash flows.

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

Since May 2007, we have been served as a defendant in a number of actions by shareholders naming us and several of our current and former officers and directors as defendants. These actions allege, among other things, violations of the Securities and Exchange Act of 1934, the Securities Act of 1933 and Rule 10b-5, relating to alleged misstatements and omissions in public filings by the Company and other allegedly fraudulent conduct, which the plaintiffs claim deceived the market, inflated the price of the Company's common stock and caused plaintiffs to suffer unspecified damages.

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

Our management team and employees have devoted a significant amount of time to matters relating to the shareholder litigation which was recently instituted against us and to requests for documents and information received from the CFTC, the SEC, the DOJ and the District Attorney's Office. In addition, our senior management are named as defendants in most of the shareholder proceedings which allege, among other things, federal securities law violations. Defending these actions and responding to the government requests for documents and information has required, and will continue to require, significant time and attention from members of our current senior management team and our Board of Directors. If the amount of time that our senior management team is able to devote to running our ongoing business operations and developing and implementing our revised strategy is significantly reduced as a result of these matters, it may have a material adverse effect on our business.

WE HAVE INCURRED LOSSES IN THE PAST AND WE MAY INCUR LOSSES IN THE FUTURE, WHICH MAY CAUSE US TO CURTAIL OUR OPERATIONS AND OUR DEVELOPMENT OF OPEX.

We incurred losses through fiscal 2004 and incurred losses again since the second quarter of fiscal 2007. We may operate at a loss in the future and we cannot assure you that we will be successful in maintaining positive cash flow and profitable operations. Accordingly, our ability to operate under our revised strategy and enhance and market OPEX may be hampered by negative cash flows and liquidity problems in the future, and the value of our stock may decline as a result. For example, in the past, we suspended the development and implementation of OPEX for a year, in part because of our negative cash flow.

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

Due to the evolving nature of our industry, we may need to develop relationships to adapt to changing technologies and standards and to work with newly emerging companies with whom we do not have pre-existing relationships. For example, it may be important to our clients that OPEX integrates seamlessly with the technology used by certain exchanges. While we did have a technology-sharing relationship with NYMEX, we do not believe that it will become fruitful under the current circumstances. We do not have one with other exchanges to ensure such seamless meshing of our respective technologies as they now exist or as they may be enhanced in the future. We cannot be certain that we will be successful in maintaining or developing new relationships, technological or otherwise, or that such relationships will view them as significant to their own business or that they will continue their commitment to us in the future. If we are unable to maintain or enhance these relationships, we may have difficulty strengthening our technology development and increasing the adoption of our OPEX system.

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

WE RELY HEAVILY ON THE SERVICES OF OUR OVERSEAS TECHNICAL STAFF AND CONSULTANTS WHICH MAY DELAY OR JEOPARDIZE THE DEVELOPMENT AND ENHANCEMENT OF OPEX

We rely heavily on the services of our technical staff and consultants. Our technical employees are not presently employed on a full time basis. With the exception of our chief technology officer and our quality assurance team , all our technical staff, including our software engineers is located overseas. If we are unable to maintain our relationship with these individuals and if we have to replace them with individuals with similar capabilities, this could delay or jeopardize the development and the enhancement of OPEX.

WE FACE INTENSE AND INCREASING COMPETITION IN THE ELECTRONIC ENERGY DERIVATIVES MARKET. IF WE DO NOT COMPETE EFFECTIVELY OR IF WE EXPERIENCE REDUCED MARKET SHARE FROM INCREASED COMPETITION, OUR BUSINESS WILL BE HARMED.

There are several other well-financed companies who do or may compete with OPEX. Some of the features of OPEX compete with some of ICE's offerings and the Chicago Mercantile Exchange's CME.

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

WE RELY HEAVILY ON ENERGY DERIVATIVES.

While our plan is to leverage success of energy options and expand into other markets while maintaining our status as an "exempt commercial market", the success of this plan is subject to market forces outside of our control. At present, substantially all of our contracts available on OPEX are enrgy-related. If there should be a significant slowdown in the energy derivatives market, it would have a significant negative impact on us.

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



IF WE FAIL TO REMAIN CURRENT IN OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

         Companies trading on the Over-The-Counter Bulletin Board, such as we are seeking to become, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get re-listed on the OTC Bulletin Board, which may have an adverse material effect on our Company.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

         The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

     o that a broker or dealer approve a person's account for transactions in penny stocks; and

     o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

     o obtain financial information and investment experience objectives of the person; and

     o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

         The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

     o sets forth the basis on which the broker or dealer made the suitability determination; and

     o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

         Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

         Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

THE EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS MAY HAVE A DILUTIVE EFFECT ON THE PRICE OF OUR COMMON STOCK.

         To the extent that outstanding stock options and warrants are exercised, dilution to our stockholders will occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of the outstanding options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by the outstanding options and warrants.

ITEM 2. DESCRIPTION OF PROPERTY

Our headquarters are located in Valhalla, New York since January 2007. The offices consist of approximately 5,500 square feet. We moved from a smaller office located in Briarcliff Manor, NY.

Our new 10-year lease provides for payments of a monthly base rent of $9,953, increasing gradually to up to $11,684. The first 6 months of occupancy are free.

We believe our space is adequate for our current and foreseeable future operations. We may seek another smaller property commensurate with the current size of our operations.

  ITEM 3.         LEGAL PROCEEDINGS

On May 11, 2007, two lawsuits, captioned Alexander Fleiss v. Optionable Inc., Mark Nordlicht, Kevin Cassidy, Edward J. O'Connor, Albert Helmig and Marc-Andre Boisseau, 07 CV 3753 (LAK) ("Fleiss") and Robert Rastocky v. Optionable, Inc., Kevin Cassidy and Edward O'Connor, 07 CV 3755 (CLB), were filed in the United States District Court for the Southern District of New York. Subsequently, five additional lawsuits were filed in the United States District Court for the Southern District of New York as follows: one on May 16, 2007, Jagdish Patel v. Optionable Inc., Kevin Cassidy, and Edward J. O'Connor, 07 CV 3845 (LAK) ("Patel"); two on May 17, 2007, Peters v. Optionable, Inc., Mark Nordlicht, Kevin P. Cassidy, Edward J. O'Connor, Albert Helmig, and Marc-Andre Boisseau, 07 CV 3877 (LAK) ("Peters"); and Manowitz v. Optionable Inc., Kevin Cassidy, Edward
J. O'Conner, and Mark Nordlicht, 07 CV 3884 (UA) ("Manowitz"); one on May 24, 2007, Glaubach v. Optionable Inc., Kevin Cassidy, Mark Nordlicht, Edward J. O'Connor, Albert Helmig, and Marc-Andre Boisseau; 07 CV 4085 (LAK) ("Glaubach"); and one on June 22, 2007, Bock v. Optionable Inc., Kevin Cassidy, Mark Nordlicht, Edward J. O'Connor, Albert Helmig, and Marc-Andre Boisseau, 07 CV 5948 (LAK) ("Bock"). Each of the lawsuits names the Company as a defendant and some of the lawsuits name as defendants all or certain of the directors and officers of the Company during the time period referenced. The directors and officers of the Company named as defendants include Mark Nordlicht, the former Chairman of the Board of Directors of the Company; Kevin Cassidy, the former Chief Executive Officer and Vice-Chairman of the Board of Directors of the Company; Edward J. O'Connor, the President of the Company and member of the Board of Directors; Albert Helmig, a member of the Board of Directors during the relevant time period; and Marc-Andre Boisseau, the Chief Financial Officer of the Company. By Order dated May 24, 2007, Rastocky was voluntarily dismissed.

         By Orders dated June 20, 2007 and July 3, 2007, Fleiss, Patel, Peters, Manowitz and Glaubach were consolidated under In re Optionable Securities Litigation, 07 CV 3753 (LAK). . By Order November 20, 2007, Judge Kaplan granted the motion of KLD Investment Management, LLC to serve as Lead Plaintiff and approved its choice of counsel, Kahn Gauthier Swick, LLC.

         On January 17, 2008, Lead Plaintiff filed a Consolidated Amended Class Action Complaint ("Complaint.") The Complaint seeks unspecified damages arising from alleged violations of the federal securities laws, including the Securities Exchange Act of 1934, 15 U.S.C. ss. 78a et seq., (the "Exchange Act"), and Rule 10b-5 under the Exchange Act, 17 C.F.R. ss. 240.10b-5. The Complaint alleges, among other things, that during the class period of January 22, 2007 to May 14, 2007, defendants failed to disclose certain information in public filings and statements, made materially false and misleading statements and misrepresentations in public filings and statements, sold artificially inflated stock and engaged in improper deals, had an improper relationship with and "schemed" with its customer Bank of Montreal ("BMO"), and understated the Company's reliance on its relationship with BMO. The Complaint alleges that while the Company's stock was trading at artificially inflated prices, certain defendants sold shares of common stock of the Company.

         On February 15, 19, and 20, the Company and individual defendants Nordlicht, Cassidy, Helmig, O'Connor and Boisseau filed motions to dismiss the Complaint. Plaintiffs have 45 days to respond to Defendants' motions.

         The actual costs that will be incurred in connection with this action cannot be quantified at this time and will depend upon many unknown factors.



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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


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

                       Fiscal 2007             Fiscal 2006         Fiscal 2005
                ------------- --------- ------------ -------- --------- -------
Quarter Ended   High          Low       High (2)     Low (2)  High (2)  Low (2)
--------------- ------------- --------- ------------ -------- --------- -------
March 31        $ 6.15        $ 5.85    $1.50        $.90     n/a       n/a
June 30         $ .45         $ .40     $0.90        $0.50    n/a       n/a
September 30    $ .16         $ .13     $0.75        $0.50    $1.25     $1.00
December 31     $ .09         $ .06     $2.84        $0.50    $1.49     $0.85


         At March 24, 2008, the closing price for our common stock was $0.055

         At March 24, 2008, there were 52,428,203 shares of our common stock issued and 52,423,403 shares of our common stock outstanding. There are approximately 15 stockholders of record at March 24, 2008.

         The transfer agent of our common stock is Continental Stock Transfer & Trust Company , whose address is 17 Battery Place, New York, NY 10004. The phone number of the transfer agent is (212) 509-4000.

DIVIDENDS

         We have not declared any dividends to date. We have no present intention of paying any cash dividends on our common stock in the foreseeable future, as we intend to use our assets, if any, to generate growth. The payment by us of dividends, if any, in the future, rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant factors. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                      EQUITY COMPENSATION PLAN INFORMATION

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance at December 31, 2007:


------------------------------------ ------------------------ ----------------------- ---------------------------
Plan category                         Number of securities       Weighted average        Number of securities
                                        to be issued upon       exercise price of      remaining available for
                                           exercise of         outstanding options,     future issuance under
                                      outstanding options,     warrants and rights    equity compensation plans
                                       warrants and rights                              (excluding securities
                                                                                       reflected in column (a)
------------------------------------ ------------------------ ----------------------- ---------------------------
                                               (a) (b) (c)
------------------------------------ ------------------------ ----------------------- ---------------------------
Equity compensation plans approved
by security holders                         1,363,000                 $0.36                   5,964,000
------------------------------------ ------------------------ ----------------------- ---------------------------

------------------------------------ ------------------------ ----------------------- ---------------------------
Equity compensation plans not
approved by security holders                 800,000                  $0.95                       0
------------------------------------ ------------------------ ----------------------- ---------------------------

------------------------------------ ------------------------ ----------------------- ---------------------------
Total                                       2,163,000                 $0.58                   5,964,,000
------------------------------------ ------------------------ ----------------------- ---------------------------


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


RECENT SALES OF UNREGISTERED SECURITIES

         We issued the following equity securities during 2007 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

During March 2007, we issued 30,689 shares of our common stock to Kevin Cassidy, our Chief Executive Officer. The shares were valued at $181,987 based on the traded quoted price of our common stock at the date of issuance.

During March 2007, we issued 900,000 warrants to three individuals with an exercise price of $5 per share and expiring in March 2012, of which 300,000 are exercisable immediately and 600,000 become exercisable in March 2008 if the continued operations of HQ Trading generate revenues exceeding $1.2 million for the 12-month period following the final agreement. Such warrants were cancelled in July 2007.

During April 2007, we issued 200,000 shares of our common stock, pursuant to the exercise of options, to two individuals, one of whom is our Executive Chairman, Albert Helmig.

During May 2007, we issued 55,000 options to our former Chief Executive Officer, Kevin Cassidy, pursuant to his employment agreement. The exercise price of such options is $4.63. The options expire in May 2017.

During May 2007, we issued warrants permitting the Investor to purchase a number of shares of common stock sufficient to increase the Investor's ownership of the Company's common stock to an amount not to exceed 40% of the Company's then outstanding common stock on a fully diluted basis, based on the assumption that the Investor has retained ownership of the Purchased Shares and any shares of common stock previously issued to the Investor upon a partial exercise of the Warrant. The Warrant is exercisable at any time and from time to time prior to October 10, 2008 at an exercise price per share equal to $4.30 (the "Exercise Price"). The Warrant does not contain a cashless exercise feature. The Exercise Price is subject to certain customary adjustments to protect against dilution.

During November 2007, we issued 250,000 options to each of our two new directors. 50,000 options of each of such grant vested upon the grant and the remainder will vest at a rate of 50,000 options on each six month anniversary of the grant through November 26, 2009. The options expire on the five year anniversary of the grant. The exercise price of such options is $0.0918 per share. During December 2007, we issued an aggregate of 230,000 options to a consultant and an employee. The options expire on the five year anniversary of the grant..


All of the aforementioned securities were issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.


ITEM 6.       SELECTED FINANCIAL DATA
         N/A

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS -  2007 COMPARED  2006

                              Results of Operations
                                   (Unaudited)


                                                               For the year ended             Increase/       Increase/
                                                                   December 31,              (Decrease)       (Decrease)
                                                         -------------------------------      in $ 2007       in % 2007
                                                             2007              2006            vs 2006         vs 2006
                                                         --------------    -------------    --------------    -----------
Brokerage fees                                           $   8,786,850     $  8,987,727     $    (200,877)         -2.2%
Brokerage fees-related parties                               1,148,885        3,994,131        (2,845,246)        -71.2%
Incentives                                                   3,285,058        3,087,653           197,405           6.4%
                                                         --------------    -------------    --------------    -----------
Net revenues                                                13,220,793       16,069,511        (2,848,718)        -17.7%

Cost of revenues                                             7,798,438        5,312,269         2,486,169          46.8%
Cost of revenues-related parties                                30,013          909,291          (879,278)        -96.7%
                                                         --------------    -------------    --------------    -----------
                                                             7,828,451        6,221,560         1,606,891          25.8%

Gross profit                                                 5,392,342        9,847,951        (4,455,609)        -45.2%

Operating expenses:
  Selling, general and administrative                        8,624,175        1,030,979         7,593,196         736.5%
 Impairment-considerable receivable from stockholder       145,771,878                -       145,771,878         NM
  Impairment-intangible asset                                1,085,610                -         1,085,610         NM
  Research and development                                   1,094,188          473,645           620,543         131.0%
                                                         --------------    -------------    --------------    -----------
     Total operating expenses                              156,575,851        1,504,624       155,071,227         NM

     Operating income                                     (151,183,509)       8,343,327      (159,526,836)        NM

  Other income (expense):
  Interest income                                              388,757          102,040           286,717         NM
  Other income                                                                                          -         NM
  Other expense                                                (15,250)               -           (15,250)        NM
  Deferred taxes                                                                                        -
  Interest expense-related parties                            (340,707)        (780,137)         (439,430)        -56.3%
                                                         --------------    -------------    --------------    -----------
                                                                32,800         (678,097)         (710,897)        NM

Net income before income tax                              (151,150,709)       7,665,230      (158,815,939)        NM

Income tax benefit ( expense)                                  415,548       (1,459,052)       (1,874,600)        NM
                                                         --------------    -------------    --------------    -----------

Net income                                               $(150,735,161)    $  6,206,178     $(156,941,339)        NM
                                                         ==============    =============    ==============    ===========


NM:  Not meaningful


Revenues consist primarily of fees earned from natural gas derivatives transactions and related incentive arrangements.

The decrease in brokerage fees during 2007 when compared to the prior year period is primarily due to an decrease in the brokerage fees resulting from increased volume of transactions of natural gas derivatives traded on the OTC market on behalf of existing clients. We have not generated any meaningful brokerage fees since the second quarter of 2007.

The decrease in brokerage fees-related party during 2007 when compared to the prior year period is primarily due to the fact that our agreement with Capital Energy Services, Inc., a related party, was effective for twelve months during 2006 and during one month (i.e. January 2007) during the nine month period ended September 30, 2007, offset by an increase in fees resulting from increased monthly volume of transactions of natural gas derivatives traded on the futures market on behalf of existing clients during January 2007.

The increase in incentives earned pursuant to agreement with a US exchange, the Investor, was due to a higher volume of cleared OTC transactions handled by us on such exchange.

These increases related primarily to transactions which occurred prior to the events described above and in Item 1 of Part II of this Report.

The Company anticipates that revenue-generating agreements, if any, under its revised strategy would take the form of licensing, royalty-based agreements and/or software development and maintenance agreements.

As a result of the factors discussed above, we believe that our revenues for the remainder of 2008 will decrease when compared to 2007. We believe that revenues we traditionally generated from OPEX, voice-brokerage and our floor operations will be minimal for the remainder of 2008 unless we are able to implement our revised strategy.


Cost of revenues

Cost of revenues consists primarily of compensation of personnel directly associated with handling the natural gas derivative transactions on behalf of our clients as well as expenses associated with our floor brokerage operations. The increase in cost of revenues during the 2007 when compared to the prior year period is primarily attributable to the fair value of options and warrants we issued to brokers and expensed during 2007 which amounted to approximately $4.0 million, compared to approximately $246,000 during 2006. The increase in amortization of the fair value of options results from the issuance of 1,595,000 options during 2007, which were fully expensed pursuant to the termination of the employment of certain grantees. The Company did not issue any options to its brokers during 2006.
The increase in cost of revenues is offset by a decrease in commissions paid to our brokers and to our former chief executive officer during 2007 when compared to 2006.

We expect that our cost of revenues for the remainder of 2008 will decrease, commensurate with an expected decrease in revenues, unless we implement our revised strategy which could change our business model.


Selling, general, and administrative expenses

Selling, general, and administrative expenses consists primarily of legal fees, incurred in connection with the Company's attention to certain allegations made recently and to our responses to and compliance with requests for documents and information received from the United States Commodity Futures Trading Commission (the "CFTC"), the United States Securities and Exchange Commission (the "SEC"), the United States Department of Justice (the "DOJ") and a grand jury subpoena received from the New York County District Attorney's office (the "District Attorney's Office"),or to handle certain matters which occur during the course of our operations, and compensation of personnel supporting our operations. The increase in selling, general, and administrative expenses during the nine-month period ended September 30, 2007, when compared to the prior period is primarily due to the following:


     o one-time amortization of the Consideration receivable from the Investor of approximately $3.3 million

     o increased legal fees of approximately $$2.6 million, primarily incurred in connection with our our attention to certain allegations made recently, our responses to, and compliance with the governmental requests described above, and in connection with the NYMEX transaction;

     o one-time provision in June 2007 of approximately $640,000 in connection with our estimated incentives receivable from the Investor;

     o one-time compensation of approximately $400,000 to our former executive chairman

     o increased investor relation fees in connection with increased efforts to position our company before the investors community.


As a result of the matters discussed above and in Item 1 of Part II of this Report, we believe that our legal fees for 2008 will continue to constitute of a large share of our selling, general, and administrative expenses. We are unable to predict whether they will remain at comparable level to 2007.

Impairment- Consideration receivable from Investor and Impairment- Intangible Asset

The impairment- consideration receivable from Investor and impairment-intangible asset consists of one-time losses attributable to the lack of perceived likely benefits from 1) the consideration the Investor had agreed to provide to the Company pursuant to the Stock and Warrant Purchase Agreement and
2) the constructive rescission of the HQ Trading acquisition. The Stock and Warrant Purchase Agreement and the HQ Trading acquisition both took place during 2007 and no similar expenses occurred during 2006.

Research and development

Research and development expenses consist primarily of compensation of personnel and consultants associated with the development and testing of our automated electronic trading system. The increase in research and development expenses during 2007 when compared to the prior year period is primarily due to the following:

o increased compensation and related benefits for additional software engineers and quality and assurance personnel we hired to enhance our electronic platform, OPEX.

We expect that our research and development expenses to enhance features and functionalities of OPEX may exceed $1 million during 2008.

Interest income

Interest income consists primarily of interest earned on interest-bearing cash and cash equivalents. The increase in interest income during 2007 when compared to the prior year period is primarily due to an increase in our cash and cash equivalents' interest bearing balances.

Interest expense to related parties

Interest expense to related parties consists of interest charges associated with amounts due to related parties, Mark Nordlicht, our former Chairman, Kevin Cassidy, our former Chief Executive Officer, and Edward O'Connor, our President. The decrease in interest expense to related parties during 2007 when compared to the prior year period is primarily due to the accelerated amortization of debt discount associated with the amount due to Kevin Cassidy during 2006. We have accelerated the amortization discount on this debt since we reimbursed the debt at a faster rate than initially contemplated during 2006. The debt to Kevin Cassidy was fully repaid in 2006. We did not make any debt repayment during 2007 which would have triggered an acceleration of the amortized discount on the debt.

Income tax

Income tax benefit/expense consists of federal and state current and deferred income tax or benefit based on our net income. The increase in income tax benefit during 2007 when compared to the comparable prior year period is primarily due to losses we incurred during 2007 which can be carried back to taxes incurred during 2006. During 2006, we generated taxable income, after deduction for net operating losses carryforward.

LIQUIDITY AND CAPITAL RESOURCES

For the last three fiscal years, we have generated cash flows from our operating activities. Our cash balance as of December 31, 2007 amounts to approximately $9.9 million.

During 2007, we generated cash from operating activities of approximately $2.4 million, primarily resulting from:

     o net loss of approximately $150.7 million, adjusted for the impairment of the consideration receivable from the Investor and, the amortization of the consideration receivable from the Investor, and the fair value of warrants, options and shares issued during the period aggregating approximately $145.8 million, $3.4 million, and $4.0 million, respectively;
     o a decrease in accounts receivable and accounts receivable-related party of approximately $2.3 million, a decrease in incentive receivables from Investor of approximately $667,000 and a decrease in accrued compensation $1.9 million due to a recent decline in revenues and associated expenses since May 2007; and
     o an increase in prepaid tax assets/income tax payable of $4.0 million resulting from the payment of estimated income taxes offset by a reduction of the anticipated income tax liability.

During 2007, we used our cash generated from operating activities to acquire the customer relationship of HQ Trading, a crude oil broker, for $400,000, acquired trading rights on the NYMEX floor for $1.2 million, and incurred capital expenditures aggregating approximately $241,000. We also disposed of the trading rights for $1,165,000.

During 2007, we generated gross proceeds from the exercise of certain warrants and options aggregating approximately $220,000.

During 2006, we generated cash from operating activities of approximately $7.3 million, primarily resulting from:

          o net income of approximately $6.2 million, adjusted for non-cash interest expense of approximately $780,000; and
          o an increase in accounts receivable, including those receivable from related parties, incentive receivables from stockholder, due from related party, and accrued compensation of approximately $1.9 million, $1.2 million, $185,000 and $1.5 million, respectively, resulting from an increase in related revenues as well as increased commission related to such revenues.
          o an increase in income tax payable of approximately $1.5 million due to increase profitability in 2006.


We used our cash generated from operating activities to make principal repayments of approximately $559,000, $200,000 and $400,000 on amounts due to Kevin Cassidy, our former Chief Executive Officer, Edward O'Connor, our President, and Mark Nordlicht, our former Chairman of the Board, respectively.

On May 30, 2006, our Board of Directors authorized us to repurchase such number of shares of our common stock that have an aggregate purchase price not in excess of $200,000 at the rate of up to $50,000 worth of common stock each quarter. The Company repurchased 4,800 shares at a cost aggregating $2,506 since the commencement of the share repurchase program. We did not repurchase any shares during 2007.

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

GOING CONCERN

The Company believes it has enough funds to meet its obligations, based on its internal projections, for at least the next twelve months. However, the Company cannot guarantee that it will do so. If there are unforeseen expenses or financial obligations which occur during that period, the Company may not be able to meet such obligations. Additionally, if the Company acquires a brokerage or trading firm or a technology company which could be instrumental in the Company's long-term growth, this could hamper the Company's ability to continue as going concern, both from a short-term or a long-term perspective, and the Company would have to resort to financing, through either debt or equity placements, for the funding of either such acquisitions or unforeseen expenses or financial obligations. There can be no assurance that any such financing would be available on acceptable terms, or at all.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of significant accounting policies is included in Note 2 of the audited financial statements included in this Annual Report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition. Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for us include the following:.


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

In February 2007, the FASB issued FASB Statement No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB's long-term measurement objectives for accounting for financial instruments. This statement applies to all entities, including not-for-profit organizations. Most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. Recognized financial assets and financial liabilities are eligible items for the measurement option established by this Statement except:

          o An investment in a subsidiary that the entity is required to consolidate
          o An interest in a variable interest entity that the entity is required to consolidate
          o Employers' and plans' obligations (or assets representing net overfunded positions) for pension benefits, other postretirement benefits (including health care and life insurance benefits), postemployment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements, as defined in FASB Statements No. 35, "Accounting and Reporting by Defined Benefit Pension Plans", No. 87, "Employers' Accounting for Pensions", No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", No. 112, "Employers' Accounting for Postemployment Benefits", No. 123 (R) (revised December
               2004), "Share-Based Payment", No. 43, "Accounting for Compensated Absences", No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", and APB Opinion No. 12, "Omnibus Opinion--1967" o Financial assets and financial liabilities recognized under leases as defined in FASB Statement No. 13, "Accounting for Leases" (This exception does not apply to a guarantee of a third-party lease obligation or a contingent obligation arising from a cancelled lease.) o Deposit liabilities, withdrawable on demand, of banks, savings and loan associations, credit unions, and other similar depository institutions o Financial instruments that are, in whole or in part, classified by the issuer as a component of shareholder's equity (including "temporary equity"). An example is a convertible debt security with a noncontingent beneficial conversion feature.
          o Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments o Nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services
          o Host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument.

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

The FASB issued FASB Statement No. 141 (revised 2007), Business Combinations, and No. 160, Noncontrolling Interests in Consolidated Financial Statements. Statement 141(R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. FASB No.141 R is effective for fiscal years beginning after December 15, 2008. The Company does not believe that FAS No. 141 R will have any impact on its financial statements.

The FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements Statement No.160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way--as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. FASB No.160 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that FAS No. 160 will have any impact on its financial statements.

ITEM 8.       FINANCIAL STATEMENTS.

         All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

ITEM 9A(T).   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

      As of December 31, 2007, our management our President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our President and our Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to our President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

      During the quarter ended December 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.


This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B.      OTHER INFORMATION.

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table sets forth information about our executive officers, key employees and directors as of March 24, 2008.

Name                    Age  Position                  Date of Election
                                                       Or Appointment
                                                       As Director
=======================================================================
Edward O'Connor         53   President and Director    3/2001
Marc Andre-Boisseau     43   Chief Financial Officer   n/a
Thomas Burchill         66   Director                  11/2007
Dov Rauchwerger         31   Director                  11/2007
__________________


Edward J. O'Connor has served as our President and as a director since March 2001 . Mr. O'Connor previously served as our CEO between March 2004 and October 2005. Since December 1996, Mr. O'Connor has served as Managing Director of Capital Energy Services, LLC (formerly Orion Energy Services, LLC), an energy options brokerage business on the NYMEX. Mr. O'Connor's primary responsibilities include negotiating and entering into contracts for our business and accounting for our funds. Mr. O'Connor graduated from Georgetown University in 1977 with a BS degree in Business Administration.

Marc-Andre Boisseau has served as our Chief Financial Officer since December 2004. Since January 2002, he has served as an advisor to small and medium publicly traded and private companies on financial, tax and accounting matters. Between January 2000 and December 2001, he served as Vice-President Finance of DataCore Software, Inc., a privately held software developer. Prior to that, he served as Chief Accounting Officer (from May 1997 to December 1999) and Vice President Controller (from January 1, 1998 to December 1999) of Citrix Systems, Inc. a publicly traded software developer. Mr. Boisseau is a certified public accountant. Mr. Boisseau graduated with a BA degree in Business Administration in 1987 from the University of Montreal.

Thomas Burchill has served as one of directors since November 2007. He worked at Hearst, ABC and Viacom, serving, beginning in 1984, as the first President and Chief Executive Officer of Lifetime Television, owned by the three companies. In 1993, Mr. Burchill, as Chairman and Chief Executive Officer of Petry Television, was responsible for reengineering that company with computer technology initiatives and subsequently oversaw the acquisition of, and successful integration of, a competitor, John Blair Co. Since 2001, Mr. Burchill has provided leadership or advisory assistance to a number of early stage companies that serve the media sector, including Mitra Technologies, a traffic and billing software firm, and SB3 Inc., a media focused business intelligence firm. Mr. Burchill is also active in a number of industry organizations, including service as Chairman of the Cable Television Advertising Bureau and as a member of the Board of Directors of both the Television Bureau of Advertising and the International Radio and Television Society. Mr. Burchill holds degrees from Holy Cross College and the Columbia University Graduate School of Business.

Dov Rauchwerger has served as one of our directors since November 2007 and has been involved in all aspects of business as a business owner and manager, from marketing, development and negotiations to financing and human resources. Mr. Rauchwerger re-built the electronics business of Adi-Aviv Electronics, an electronic wholesale and distribution business, where he served as Vice President from 2000 to 2001 and Managing Partner from 2001 to 2007. In February 2007, Mr. Rauchwerger founded, and continues to serve as the Managing Partner of, Northern Lights Electronics, a full service consumer electronics wholesaler, distributor and reseller. Mr. Rauchwerger graduated magnum cum laude with a Bachelor of Arts degree from Rollins College in May 1998.

Director Compensation

         During November 2007, the Company's Board of Directors approved compensation to be paid to the Messrs. Burchill and Rauchwerger in return for their service on the Board. The Board also approved a letter agreement with each of Messrs. Burchill and Rauchwerger which sets forth the compensation to be paid to the New Directors in return for their service on the Board. The Company will pay Mr. Burchill $100,000 as annual compensation to be paid in 12 equal monthly payments. The Company will pay Mr. Rauchwerger $25,000 as annual compensation to be paid in 12 equal monthly installments.

         During November 2007, the Board also approved a grant of 250,000 options to each of Messrs. Burchill and Rauchwerger. 50,000 options of each of such grant vested upon the grant and the remainder will vest at a rate of 50,000 options on each six month anniversary of the grant through November 26, 2009. The options expire on the five year anniversary of the grant. The Company entered into a stock option agreement with Messrs. Burchill and Rauchwerger in the form approved by the Board (each, a "Stock Option Agreement").

         All of our directors are reimbursed for their reasonable expenses for attending board and board committee meetings.

           DIRECTOR INDEPENDENCE, COMMITTEES OF THE BOARD OF DIRECTORS

         Two of our members of our Board of Directors, Thomas Burchill and Dov Rauchwerger are "independent" within the meaning of Marketplace Rule 4200 of the National Association of Securities Dealers, Inc. We have not established any committees, including an Audit Committee, a Compensation Committee, a Nominating Committee, or any committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole. Because we only have two independent directors, none of which are deemed audit committee financial experts, our Board of Directors believes that the establishment of such committees of the Board would not provide any benefits to our company and could be considered more form than substance.

         We do not have an audit committee or a compensation committee. We intend to form such committees once we have selected directors who shall meet the audit committee financial expert requirements under applicable Securities and Exchange Commission rules and regulations.. We are unable to determine when and if we will complete the recruiting of new directors during fiscal year 2008.

FAMILY RELATIONSHIPS

         There are no family relationships among our executive officers and directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

         To our knowledge, based solely on review of these filings and written representations from the certain reporting persons, we believe that during the fiscal year ended December 31, 2007, our officers, directors and significant stockholders have timely filed the appropriate form under Section 16(a) of the Exchange Act, except as follows:

          o Kevin Cassidy, our former chief executive officer and a director, did not timely file a Form 4 to report an acquisition which occurred on January 3, 2007;

          o Mark Nordlicht, our former Chairman of the Board and a director, did not timely file a Form 4 to report a disposition that occurred on January 24, 2007;

          o Kevin Cassidy, our former chief executive officer and a director did not timely file an amended Form 4 to correct the transaction date, transaction codes and price previously recorded in Form 4s filed on October 5, 2006 and Janaury 8, 2007..



ITEM 11.      EXECUTIVE COMPENSATION.


The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2007. The value attributable to any option awards is computed in accordance with FAS 123R.





                                                                              Change in
                                                                            Pension Value
                                                                Non-Equity       and
                                                                Incentive   Non-Qualified
                                              Stock   Option       Plan        Deferred     All Other
Name and                  Compensation Bonus  Awards  Awards   Compensation  Compensation  Compensation
Principal Position  Year      ($)        ($)    ($)     ($)        ($)       Earnings ($)      ($)       Total ($)
====================================================================================================================
Edward O'Connor     2006    200,000                                                           14,905      214,905

President and       2007    200,000                                                           15,511      215,511
Director (1) (6)

Kevin Cassidy
Chief Executive
Officer,
Vice-Chairman, and  2006    275,000           276,616  240,000    691,541                     18,285    1,501,442
Director (2)        2007    150,000           187,672  248,750    454,967                      5,016    1,046,405

Albert Helmig
Executive Chairman  2006          0                                                                             0
and Director (3)    2007    397,000                                                                       397,000

Marc-Andre
Boisseau
Chief Financial     2006     75,916                                                                        75,916
Officer             2007    185,327                                                                       185,327

Thomas Schnell      2006    100,000                               596,584                     14,905      711,489
(5) (6)             2007    107,416                               888,524                     11,575    1,007,515

(1) Mr. O'Connor has served as our principal executive officer since November 6, 2007
(2) Mr. Cassidy has served as our principal executive officer, Chief Executive Officer, Vice Chairman and Director between October 30, 2005 and May 12, 2007.
(3) Mr. Albert Helmig has served as our principal executive officer and Executive Chairman between May 11 and November 6, 2007.

(4) Mr. Cassidy's compensation includes 30,689 and 268,083 shares of common stock issued during 2007 and 2006, respectively.It includes 1,200,000 warrants issued to Pierpont Capital, Inc., exercisable at $0.95 and for which we recognized $120,000 and $240,000 in compensation expenses during 2007 and 2006, respectively, pursuant to FAS 123 (R ). It also includes the fair value of 65,000 options for which we recognized $128,750 in compensation expenses during 2007. Additionally, the Company pays, on behalf of Mr. Cassidy, a life insurance and health insurance premium, which are included in other compensation

(5) The other compensation of Mesrrs. O'Connor and Schnell represent the health insurance premium paid by the Company on their behalf.
(6) Mr. Schnell was a broker and was not an executive officer of the Company. Mr. Scnell resigned on September 14, 2007.

Outstanding Equity Awards at Fiscal Year-End Table.

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers at December 31, 2007.

                               Option Awards                                              Stock Awards
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Equity       Equity
                                                                                                         Incentive    Incentive
                                                                                                         Plan         Plan
                                                                                                         Awards:      Awards:
                                                                                                         Number       Market
                                            Equity                                                       of           or Payout
                                            Incentive                                        Market      Unearned     Value of
                                            Plan Awards                           Number     Value       Shares,      Unearned
              Number of      Number of      Number of                             of         of          Units or     Shares,
              Securities     Securities     Securities                            shares     Shares      Other        Units or
              Underlying     Underlying     Underlying                            That       or units    Rights       Other
              Unexercised    Unexercised    Unexercised    Option     Option      Have       of stock    That Have    Rights
              Options (#)   Options (#)     Unearned       Exercise   Expiration  Vested     that have   Not Vested   That Have
Name          Exercisable   Unexercisable   Options (#)    Price ($)  Date         (#)       not vested      (#)      Not Vested($)
-----------------------------------------------------------------------------------------------------------------------------------
Kevin                                                       .         5/7/2017
Cassidy      55,000                                         $4.63     (1)
             10,000                                          7.17     2/23/2009
            200,000                                           .95

Albert
Helmig      200,000                                          0.20     11/6/2014
---------------------------------------------------------------------------------------------------------------------------------

 (1) options shall terminate upon the first anniversary of Optionnee's death or immediately upon the termination of the optionee's employment for cause Director Compensation

The following table sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made for the fiscal year ended December 31, 2007.


                                                                             Change in
                                                                             Pension Value
                                                               Non-Equity    and
                                                               Incentive     Nonqualified
                Fees Earned                                    Plan          Deferred
                or Paid in     Stock           Option  Awards  Compensation  Compensation    All Other
Name    (a)     Cash ($) (b)   Awards($) (c)   ($)   (d)       ($)   (e)     Earnings   (f)  Compensation ($) (g)   Total ($)    (h)
====================================================================================================================================
Thomas          9,417                            7,500                                                              16,917
Burchill

Dov
Rauchwerger     2,354                            7,500                                                               9,854
====================================================================================================================================

EMPLOYMENT AGREEMENTS


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

         On November 6, 2007 (the "Termination Date"), we entered into a letter agreement (the "Separation and Release Letter") with Albert Helmig, a former Director and Executive Chairman of the Company. The Separation and Release Letter provides, in part, for the following:

         On the Termination Date, the Company entered into a letter agreement (the "Separation and Release Letter") with Mr. Helmig specifying the terms of his separation from the Company. The Separation and Release Letter provides, in part, for the following:
         (i) Mr. Helmig will receive a lump-sum cash payment of $141,000 in lieu of any payments otherwise due to Mr. Helmig, including but not limited to, any payment due under any agreement between Mr. Helmig and the Company;

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


We have a consulting agreement with Mr. Boisseau, who serves as our Chief Financial Officer. The oral agreement provides that we compensate him at $300 per hour since May 14, 2007. The rate per hour between January 1 and March 6, 2007, amounted to $145 per hour and between March 7 and May 13, 2007, $152 per hour. This agreement may be terminated at will by both parties.

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


      A copy of the Code of Ethics is available on our website, www.optionable.com, under the management section of the investor relations page.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 24, 2008, the number of and percent of our common stock beneficially owned by:

     o    all directors and nominees, naming them,

     o    our executive officers,

     o our directors and executive officers as a group, without naming them, and

     o persons or groups known by us to own beneficially 5% or more of our common stock:

         We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

         A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from March 26, 2008 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of January 18, 2008 have been exercised and converted.


                                       Name and address of               Number of Shares
      Title of Class                     Beneficial Owner               Beneficially Owned      Percent of Total
--------------------------------------------------------------------------------------------------------------------
                               Edward O'Connor (1)
                               465 Columbus Avenue
                               Suite 280
Common Stock                   Valhalla, NY 10595                                3,854,130              7.4%

                               Marc-Andre Boisseau
                               465 Columbus Avenue
                               Suite 280
Common Stock                   Valhalla, NY 10595                                        0              0.0%

                               Thomas Burchill (2)
                               465 Columbus Avenue
                               Suite 280
Common Stock                   Valhalla, NY 10595                                  100,000              0.3%

                               Dov Rauchwerger (2)
                               465 Columbus Avenue
                               Suite 280
Common Stock                   Valhalla, NY 10595                                  100,000              0.3%

                               Mark Nordlicht
                               159 Wykagil Terrace
Common Stock                   New Rochelle, NY 10804                            8,190,150             15.6%

                               Nymex Holdings, Inc. (3)
                               One, North End Avenue
                               World Financial Center
Common Stock                   New York, NY 10282                               29,284,886             41.3%

Common Stock                   All Executive Officers and                        4,054,130              7.7%
                               Directors as a Group (4persons )

(1) Includes 2,682,201 shares owned by Ridgecrest Capital Corp., Inc., a corporation wholly owned by Mr. O'Connor, 901,929 shares owned by Mr. O'Connor's daughter Kathleen O'Connor and 901,929 shares owned by Mr. O'Connor's daughter Erin O'Connor.


(2) Includes 100,000 shares issuable pursuant to the exercise of stock options exercisable within 60 days.

(3) Includes 18,526,000 shares issuable pursuant to the exercise of warrants exercisable within 60 days.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

         In connection with the modified terms, the Company made principal repayments of $400,000 on the due to Mark Nordlicht during 2006. Additionally, we made principal repayment of $558,697 on the due to Kevin Cassidy during 2006 and $200,000 on due to Edward O'Connor, during 2006 .

         We were party to a Master Services Agreement with CES pursuant to which we provide brokerage services on the floor of the New York Mercantile Exchange . Edward J. O'Connor, our president and a director, is a 50% stockholder of CES. Kevin P. Cassidy our former Chief Executive Officer until May 2007, is the Managing Director of CES. Pursuant to this arrangement, we were paying to CES a minimum annual fixed fee of $50,000 and assume all expenses directly incurred by CES's associated floor brokerage services. Additionally, we owed to CES $1,525,000 payable on April 1, 2014. However, upon a Capital Raise, we will pay up to 10.67% of the amount raised during the Capital Raise, up to $762,500, to CES, with the remaining principal and accrued interest of 12% from the date of the Capital Raise payable on April 1, 2014.

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

         Pursuant to this arrangement, our share of revenues and expenses of the floor brokerage services amounted to approximately $901,000 and $3.6 million, respectively, during 2007 and 2006, respectively, and $15,000 and $741,000, respectively, during 2007 and 2006, respectively. We have received $1.5 million and $2.6 million from CES in connection with such floor brokerage services during 2007 and 2006, respectively. In April 2007, the Company reimbursed CES approximately $165,000 for commissions to a broker that CES paid on the Company's behalf. All obligations pursuant to this arrangement have been satisified as of December 31, 2007 This agreement was terminated in January 2007 and our floor operations were assumed by one of our subsidiaries, OPEX International, Inc.

         The Company has recognized revenues from brokerage commissions of approximately $0, $253,000 and $3,000 during 2006 and $4,000, $206,000 and
$63,000, during 2006, from Northern Lights Energy LLC, Platinum Partners, L.P. and Fenmore Holdings LLC, respectively, entities in which Mark Nordlicht is also the managing partner or a stockholder. All obligations from such related parties have been satisfied at December 31, 2007.


Jules Nordlicht, the father of the Company's former Chairman of the Board, leased to us a seat on the exchange through which CES maintained its floor operations. We assumed the cost of the lease in April 2006 and renewed it in December 2006 through June 2007. We terminated this agreement effective April 1, 2007. The lease provided for monthly payments of $5,000 through June 30, 2007. The amount paid pursuant to the lease amounted to $15,000 and $188,000 during 2007 and 2006, respectively.

We also received incentives from NYMEX, a significant stockholder ( the "Investor"). The incentives are earned based on a percentage of the total revenues received by the exchange attributable to our volume of OTC market transactions submitted to the respective exchanges. Under this incentive program offered by NYMEX, 25% of the revenues from NYMEX ClearPort are allocated to an intermediary incentive pool. At the end of each quarter, the qualifying intermediaries, including us, receive their pro-rata share based on the volume for which they were responsible. There is no minimum volume requirement in order to participate. The Company has recognized revenues from incentives amounting to approximately $4.0 million and $3.1 million during 2007 and 2006, respectively. The Company received approximately $ and $1.9 million from the Investor, pursuant to such incentive arrangement during 2007 and 2006, respectively. NYMEX owes us approximately $641,000 at December 31, 2007 and, after requests, have not indicated to us whether they will ever satisfy their obligations to us or when.

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

         Pursuant to an agreement providing for the reimbursement of certain administrative expenses for services provided to a coffee bean roaster, Sleepy Hollow Coffee Roasters, Inc. ("Sleepy Hollow"), a company owned by Edward J. O'Connor and by Kevin P. Cassidy, we charged an administrative fee of $8,000 and $17,000 to Sleepy Hollow during 2007 and 2006, respectively. We provided such services to Sleepy Hollow to ensure that Edward O'Connor and Kevin Cassidy can focus as much time and efforts as possible on our operations. This agreement was terminated by both parties effective June 30, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm Sherb & Co., LLP, independent registered accounting firm, has audited our financial statements for the years ended December 31, 2007 and 2006. The Board of Directors has appointed Sherb & Co. to serve as our registered accounting firm for the 2006 year-end audit and to review our quarterly financial reports for filing with the Securities and Exchange Commission during fiscal year 2007. The following table shows the fees paid or accrued by us for the audit and other services provided by Sherb & Co. for fiscal year 2007 and 2006.

                                 2007                  2006
                            ============         ==============
Audit Fees(1)               $    78,000          $      67,000
Audit-Related Fees          $        --          $          --
Tax Fees                    $        --          $          --
All Other Fees (2)          $     2,580          $       2,880
                            ------------         --------------
Total                       $    80,580          $      69,880
                            ============         ==============
__________________

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

ITEM 15.      EXHIBITS.


Exhibit
No.          Description
================================================================================

3.1 Certificate of Incorporation of Optionable, Inc., dated February 4, 2000 (incorporated by reference to Exhibit 3(i)(a)to the Registrant's Registration Statement on Form SB-2, filed December 22, 2004, file no. 333-121543 (the "SB-2").

3.2 Certificate of Amendment to the Certificate of Incorporation of Optionable, Inc., dated March 30, 2000 (incorporated by reference to Exhibit 3(i)(b) to the SB-2)

3.3 Certificate of Amendment to the Certificate of Incorporation of Optionable, Inc., dated May 31, 2000 (incorporated by reference to Exhibit 3(i)(c) to the SB-2).

3.4 Certificate of Amendment to the Certificate of Incorporation of Optionable, Inc., dated July 21, 2000 (incorporated by reference to Exhibit 3(i)(d) to the SB-2).

3.5 Corrected Certificate of Amendment to the Certificate of Incorporation of Optionable, Inc., dated January 31, 2003 (incorporated by reference to
     Exhibit 3(i)(e) to the SB-2).

3.6 Certificate of Amendment to the Certificate of Incorporatin of Optionable, Inc., dated June 9, 2004 (incorporated by reference to Exhibit 3(i)(f) to the SB-2).

3.7 Amended and Restated By-laws of Optionable, Inc. (incorporated by reference to Exhibit 3(ii) to the SB-2)

10.1 Lease Agreement between 24 South Third Avenue Corp. and 60 3rd Ave. Corp., as Lessor, and Optionable, Inc., as Lessee, dated October 3, 2001 (incorporated by reference to Exhibit 10(i) to the SB-2)

10.2 Master Services Agreement with Capital Energy Services LLC dated April 1, 2004 including the Consulting Agreement as a part thereof and Addendum, dated October 7, 2004 (incorporated by reference to Exhibit 10(ii)(a) to the SB-2)

10.3 Addendum to Master Services Agreement (incorporated by reference to Exhibit 10(ii)(b) to the SB-2)

10.4 Amendment to Master Services Agreement (incorporated reference to the Registrant's Current Report on Form 8-K, dated as of April 10, 2006)

10.5 Termination Agreement (of Master Service Agreement; incorporated by reference to the Registrant's Current Report of Form 8-K, dated as of January 31, 2007)

10.6 Options Order Flow Agreement, dated July 1, 2004, between the Company and Intercontinental Exchange,Inc. (incorporated by reference to Exhibit 10(iii)(a) to the SB-2)

10.7 Superseding Option Order Flow Agreement, dated as of March 2, 2005 (incorporated by reference to Exhibit 10(iii)(b) to the SB-2)

10.8 Employment Agreement, as amended, between the Company and Edward J. O'Connor (incorporated by reference to Exhibit 10(iv) (a) to the SB-2)

10.9 Optionable, Inc. 2004 Stock Option Plan (incorporated by reference to
     Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, file number 333-129853, as filed on November 21, 2005 (the "S-8")

10.10 Form of Incentive Stock Option Agreement(incorporated by reference to
      Exhibit 4.2 to the S-8)

10.11 Nonstatutory Stock Option Agreement(incorporated by reference to Exhibit
      4.3 to the S-8)

10.12 Prepaid Commission Agreement, dated February 3, 2003, between the Company and Mark Nordlicht (incorporated by reference to Exhibit 10(vi) to the SB-2).

10.13 Revolving Credit Facility Agreement, dated June 5, 2003, between the Company and Platinum Value Arbitrage Fund LP(incorporated by reference to
      Exhibit 10(vii)(a) to the SB-2)

10.14 $500,000 Revolving Promissory Note from the Company to Platinum Value Arbitrage Fund LP dated June 5, 2003 (incorporated by reference to Exhibit 10(vii)(b) to the SB-2)

10.15 Prepaid Commission Agreement, dated June 9, 2003, between the Company and Platinum Partners Value Arbitrage Fund LLP(incorporated by reference to
      Exhibit 10(viii) to the SB-2)

10.16 Loan Agreement, dated February 13, 2004, between the Company and Mark Nordlicht (incorporated by reference to Exhibit 10(ix)(a) to the SB-2)

10.17 $250,000 Promissory Note, dated February 13, 2004, from the Company to Mark Nordlicht (incorporated by reference to Exhibit 10(ix)(b) to the SB-2)

10.18 $250,000 Promissory Note Extension Agreement, dated September 9, 2004 (incorporated by reference to Exhibit 10(ix)(c) to the SB-2)

10.19 Loan Agreement, dated March 8, 2004, between the Company and Mark Nordlicht (incorporated by reference to Exhibit 10(x)(a) to the SB-2)

10.20 $50,000 Promissory Note, dated March 8, 2004, from the Company to Mark Nordlicht (incorporated by reference to Exhibit 10(x)(b) to the SB-2)

10.21 $50,000 Promissory Note Extension Agreement, dated September 9, 2004 (incorporated by reference to Exhibit 10(x)(c) to the SB-2)

10.22 Loan Agreement, dated March 22, 2004, between the Company and Mark Nordlicht (incorporated by reference to Exhibit 10(xi)(a) to the SB-2)

10.23 $5,621,753.18 Promissory Note, dated March 22, 2004, from the Company to Mark Nordlicht (incorporated by reference to Exhibit 10(xi)(b) to the SB-2)

10.24 Addendum to Loan Agreement, dated March 22, 2004 (incorporated by reference to Exhibit 10(xi)(c) to the SB-2)

10.25 Addendum to Promissory Note, dated March 22, 2004 (incorporated by reference to Exhibit 10(xi)(d) to the SB-2)

10.26 Revolving Credit Facility Agreement, dated April 15, 2004, between the Company and Mark Nordlicht (incorporated by reference to Exhibit 10(xii)
      (a) to the SB-2)

10.27 $50,000 Promissory Note, dated April 15, 2004, from the Company to Mark Nordlicht (incorporated by reference to Exhibit 10(xii)(b) to the SB-2)

10.28 Warrant Agreement for the Purchase of Common Stock (incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006)

10.29 Service and Repurchase Agreement (incorporated by reference to the Registrant's Current Report on Form 8-K, dated as of January 31, 2007

10.30 Code of Business Conduct and Ethics (Incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 2007)
      10.31 Acquisition Agreement, dated March 23, 2007, between the Company, Peter Holmquist, Douglas Towne, and A Joseph McHugh (incorporated by reference to the Registrant's Current Report on Form 8-K, dated as of March 23, 2007.

10.32 Release, Rescission and Termination Agreement, dated May 18, 2007, by and among Optionable, Inc., Peter Holmquist, Douglas Towne, Joseph McHugh and Nicole Troiani (incorporated by reference to the Registrant's Current Report on Form 8-K, dated as of May 18, 2007.

10.33 Separation and Release Agreement, dated July 25, 2007, by and among Optionable, Inc., Opex International, Inc., Kevin DeAndrea, Noah Rothblatt, Kevin Brennan and Nicole Troiani. (incorporated by reference to the Registrant's Current Report on Form 8-K, dated as of July 25, 2007).

10.34 Warrant, dated April 10, 2007, issued pursuant to that certain Stock and Warrant Purchase Agreement, dated April 10, 2007, by and among Optionable, Inc., NYMEX Holdings, Inc., Mark Nordlicht, Kevin Cassidy through Pierpont Capital, Inc. and Edward O'Connor through Ridgecrest Capital, Inc. (incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007)

10.35 Stock and Warrant Purchase Agreement, dated April 10, 2007, by and among Optionable, Inc., NYMEX Holdings, Inc., Mark Nordlicht, Kevin Cassidy through Pierpont Capital, Inc. and Edward O'Connor through Ridgecrest Capital, Inc.(portions of this exhibit are subject to a confidential treatment request) (incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30,
      2007)

10.36 Investor Rights Agreement, dated April 10, 2007, by and among Optionable, Inc., NYMEX Holdings, Inc., I Mark Nordlicht, Kevin Cassidy and Edward O'Connor. (incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007)

10.37 Waiver, dated April 10, 2007, by and between Optionable, Inc. and Mark Nordlicht, to that certain Loan Agreement, dated March 22, 2004, by and between Optionable, Inc. and Mark Nordlicht. (incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007)

10.38 Amended and Restated Employment Agreement, dated April 10, 2007, by and between Optionable, Inc. and Kevin Cassidy. (incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007)

10.39 Registration Rights Agreement, dated April 10, 2007, by and between Optionable, Inc. and NYMEX Holdings, Inc. (incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007)

10.40 Separation and Release Letter, dated November 6, 2007, by and between Optionable, Inc. and Albert Helmig (incorporated by reference to the Registrant's Current Report on Form 8-K, dated as of November 6, 2007).

10.41 Letter Agreement, dated as of November 26, 2007, by and between Optionable, Inc. and Thomas Burchill. (incorporated by reference to the Registrant's Current Report on Form 8-K, dated as of November 26, 2007).

10.42 Letter Agreement, dated as of November 26, 2007, by and between Optionable, Inc. and Dov Rauchwerger. (incorporated by reference to the Registrant's Current Report on Form 8-K, dated as of November 26, 2007).

10.43 Stock Option Agreement, dated as of November 26, 2007, by and between Optionable, Inc. and Thomas Burchill. (incorporated by reference to the Registrant's Current Report on Form 8-K, dated as of November 26, 2007).

10.44 Stock Option Agreement, dated as of November 26, 2007, by and between Optionable, Inc. and Dov Rauchwerger. (incorporated by reference to the Registrant's Current Report on Form 8-K, dated as of November 26, 2007).

10.45

21*   Subsidiaries of the Company.

31.1* Certification by Principal Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2* Certification by Chief Financial Officer, required by Rule 13a-14(a) or
      Rule 15d-14(a) of the Exchange Act

32.1* Certification by PrincipalExecutive Officer, required by Rule 13a-14(b) or
      Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2* Certification by Chief Financial Officer, required by Rule 13a-14(b) or
      Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code * Filed herewith

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2008.


                                        Optionable, Inc.


                                   By:  /s/ Edward O'Connor
                                        ----------------------------------------
                                        Edward O'Connor
                                        President
                                        and Director (Principal Executive
                                        Officer)


                                   By:  /s/ Marc Andre-Boisseau
                                        ----------------------------------------
                                        Marc Andre-Boisseau
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)


         Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the date indicated:

      Signature                     Title                     Date

/s/ Edward O'Connor             President  and Director       March 28, 2008
------------------------
Edward O'Connor

/s/ Marc-Andre Boisseau         Chief Financial Officer       March 28, 2008
------------------------
Marc-Andre Boisseau

/s/ Thomas Burchill             Director                      March 28, 2008
------------------------
Thomas Burchill

/s/ Dov Rauchwerger             Director                      March 28, 2008
------------------------
Dov Rauchwerger

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

Notes to Financial Statements.......................................F-6 to F-41

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Optionable, Inc.
Valhalla, New York

We have audited the accompanying balance sheet of Optionable, Inc, and Subsidiary as of December 31, 2007 and 2006 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Optionable, Inc, and Subsidiary as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses as more fully described in Note 1. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                              /s/ Sherb & Co., LLP
                                              ---------------------------------
                                              Certified Public Accountants

New York, New York
March 28, 2008
                                      -F-1-

                                OPTIONABLE, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                               December 31,
                                                                    ----------------------------------
                                                                         2007               2006
                                                                    ---------------    ---------------
                                     ASSETS
Current Assets:
Cash and cash equivalents                                            $   9,919,727     $    7,913,393
Accounts receivable, net of allowance for doubtful accounts
   of $35,368 and $29,693 at December 31, 2007 and 2006,
   respectively                                                                  -          2,100,805
Accounts receivable from related parties                                         -            182,338
Incentives receivable from stockholder, net of allowance for doubtful account of $640,947 and $0 at December 31, 2007
   and 2006, respectively                                                        -          1,307,859
Due from related party                                                           -            488,273
Prepaid income taxes                                                     2,281,432                  -
Deferred tax assets                                                        281,356                  -
Prepaid expenses                                                           387,636             64,162
                                                                    ---------------    ---------------
     Total current assets                                               12,870,151         12,056,830

Property and equipment, net of accumulated depreciation of
   $569,712 and $457,204 at December 31, 2007 and 2006,
   respectively                                                            186,231             57,501
Other receivable                                                                 -            150,000
Other assets                                                                19,900             19,900
                                                                    ---------------    ---------------
     Total assets                                                   $   13,076,282     $   12,284,231
                                                                    ===============    ===============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                                    $       80,123     $       51,004
Accrued expenses                                                           308,068            141,989
Accrued compensation                                                             -          1,891,885
Other liabilities                                                            4,207                  -
Income tax payable                                                               -          1,454,246
                                                                    ---------------    ---------------
Total current liabilities                                                  392,398          3,539,124

Other liabilities, net of short-term portion                                59,367                  -
Due to stockholder, net of unamortized discount of $2,956,314
   and $3,256,311 at December 31, 2007 and 2006, respectively            2,088,196          1,788,199
Due to executive officer, net of unamortized discount of
   $400,976 and $441,686 at December 31, 2007 and 2006,
   respectively                                                            107,721             67,011
                                                                    ---------------    ---------------
     Total liabilities                                                   2,647,682          5,394,334

Stockholders' Equity:
  Preferred Stock; $.0001 par value, 5,000,000 shares
     authorized, none issued and outstanding at December
     31, 2007 and 2006, respectively                                              -                  -
  Common stock; $.0001 par value, 100,000,000 shares authorized,
     52,428,203 issued and  52,423,403 outstanding  at December
     31, 2007 and 51,674,514 issued and 51,669,714 outstanding
     at December 31, 2006                                                    5,242              5,167
  Additional paid-in capital                                           162,743,356          8,469,567
  Treasury stock at cost, 4,800 shares                                      (2,506)            (2,506)
  Accumulated deficit                                                 (152,317,492)        (1,582,331)
                                                                    ---------------    ---------------

     Total stockholders' equity                                         10,428,600          6,889,897
                                                                    ---------------    ---------------

     Total liabilities and stockholders' equity                     $   13,076,282     $   12,284,231
                                                                    ===============    ===============


                       See Notes to Financial Statements.
                                      -F-2-

                                OPTIONABLE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             For the year ended
                                                                                December 31,
                                                                   -------------------------------------
                                                                         2007                2006
                                                                   -----------------   -----------------

Revenues:
Brokerage fees                                                     $      8,786,850    $      8,987,727
Brokerage fees-related parties                                            1,148,885           3,994,131
Incentives-stockholder                                                    3,285,058           3,087,653
                                                                   -----------------   -----------------
Net revenues                                                             13,220,793          16,069,511

Cost of revenues                                                          7,798,438           5,312,269
Cost of revenues-related parties                                             30,013             909,291
                                                                   -----------------   -----------------
                                                                          7,828,451           6,221,560
                                                                   -----------------   -----------------

Gross profit                                                              5,392,342           9,847,951
                                                                   -----------------   -----------------

Operating expenses:
  Selling, general and administrative                                     8,624,175           1,030,979
  Impairment-consideration receivable from stockholder                  145,771,878                   -
  Impairment-intangible asset                                             1,085,610                   -
  Research and development                                                1,094,188             473,645
                                                                   -----------------   -----------------

     Total operating expenses                                           156,575,851           1,504,624
                                                                   -----------------   -----------------

     Operating (loss) income                                           (151,183,509)          8,343,327
                                                                   -----------------   -----------------

Other income (expense):
Interest income                                                             388,757             102,040
Other expense                                                               (15,250)                  -
Interest expense to related parties                                        (340,707)           (780,137)
                                                                   -----------------   -----------------
                                                                             32,800            (678,097)
                                                                   -----------------   -----------------

(Loss) income before income tax                                        (151,150,709)          7,665,230

Income tax benefit-deferred                                                 281,356                   -
Income tax benefit ( expense)- current                                      134,192          (1,459,052)
                                                                   -----------------   -----------------
Income tax benefit (expense)                                                415,548          (1,459,052)
                                                                   -----------------   -----------------


Net (loss) income                                                  $   (150,735,161)   $      6,206,178
                                                                   =================   =================

Basic (loss) earnings per common share                                      $ (2.88)             $ 0.12
                                                                   =================   =================

Diluted (loss) earnings per common share                                    $ (2.88)             $ 0.12
                                                                   =================   =================

Basic weighted average common
shares outstanding                                                       52,320,030          51,478,354
                                                                   =================   =================

Diluted weighted average common shares outstanding                       52,320,030          52,559,445
                                                                   =================   =================

                       See Notes to Financial Statements.
                                      -F-3-

                                OPTIONABLE, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    From January 1, 2006 to December 31, 2007


                                                                                           Treasury
                                                        Common Stock        Additional      Stock,     Accumulated
                                                   Shares       $        Paid-in Capital   at Cost      Deficit          Total
                                                 ------------  --------- ---------------  ---------  --------------  --------------

Opening balance, January 1, 2006                  51,406,431   $  5,141  $    7,946,471   $      -    $ (7,788,509)  $     163,103

Fair value of warrants issued to related party             -          -         240,000          -               -         240,000
Fair value of options                                      -          -           6,506          -               -           6,506
Fair value of shares issued for compensation
 to chief executive officer                          268,083         26         276,590                                    276,616
Repurchase of shares                                  (4,800)         -               -     (2,506)                         (2,506)
Net income                                                 -          -               -          -       6,206,178       6,206,178
                                                 ------------  --------- ---------------  ---------  --------------  --------------
Balance at December 31, 2006                      51,669,714      5,167       8,469,567     (2,506)     (1,582,331)      6,889,897

Fair value of warrants issued to related party             -          -         120,000          -               -         120,000
Fair value of share-based payments issued to
 shareholder                                               -          -     149,084,876          -               -     149,084,876
Fair value of warrants issued to acquire
 intangible asset                                          -          -         756,000          -               -         756,000
Fair value of options                                      -          -       3,911,401          -               -       3,911,401
Exercise of warrants                                 550,000         55         184,945          -               -         185,000
Exercise of options                                  173,000         17          34,583          -               -          34,600
Fair value of shares issued for compensation to
 chief executive officer                              30,689          3         181,984          -               -         181,987
Net loss                                                   -          -               -               (150,735,161)   (150,735,161)
                                                 ------------  --------- ---------------  ---------  --------------  --------------
Ending balance, December 31, 2007                 52,423,403   $  5,242  $  162,743,356   $ (2,506)  $(152,317,492)  $  10,428,600
                                                 ============  ========= ===============  =========  ==============  ==============




                        See Notes to Financial Statements
                                      -F-4-

                                OPTIONABLE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         For the year ended
                                                                             December 31,
                                                                 ----------------------------------
                                                                      2007              2006
                                                                 ---------------   ----------------

Cash flows from operating activities:
Net (loss) income                                                $ (150,735,161)   $     6,206,178
Adjustments to reconcile net (loss) income to net cash
 provided by operating activities:
  Depreciation                                                          112,508             31,508
  Amortization of debt discount                                         340,707            780,137
  Amortization of intangible asset                                            -                  -
  Amortization of consideration receivable from stockholder           3,383,387                  -
  Provision for doubtful accounts                                       646,622            (37,727)
  Fair value of warrants and options                                  4,025,716            246,506
  Fair value of shares issued to chief executive officer                187,672            276,616
  Loss on sale of trading right                                          15,250                  -
  Impairment-consideration receivable from stockholder              145,771,879                  -
  Impairment- intangible asset                                        1,085,610                  -
Changes in operating assets and liabilities:
  Accounts receivable                                                 2,095,131         (1,751,941)
  Accounts receivable-related parties                                   182,338           (141,143)
  Due from related party                                                488,273           (184,701)
  Incentives receivable from stockholder                                666,912         (1,153,076)
  Prepaid expenses                                                     (323,474)           (15,073)
  Other receivable                                                      150,000            (19,900)
  Accounts payable                                                       29,119             82,507
  Accrued expenses                                                      166,079             55,500
  Other liabilities                                                      63,574                  -
  Income tax payable                                                 (1,454,246)         1,454,246
  Deferred tax assets                                                  (281,356)                 -
  Prepaid income taxes                                               (2,281,433)                 -
  Accrued compensation                                               (1,891,885)         1,481,330
                                                                 ---------------   ----------------

Net cash provided by operating activities                             2,443,222          7,310,967
                                                                 ---------------   ----------------

Cash flows used in investing activities:
  Acquisition of intangible asset                                      (400,000)                 -
  Acquisition of trading rights                                      (1,180,250)                 -
  Proceeds from disposition of trading right                          1,165,000                  -
  Purchases of property and equipment                                  (241,238)           (47,824)
                                                                 ---------------   ----------------

Net cash used in investing activities                                  (656,488)           (47,824)
                                                                 ---------------   ----------------

Cash flows from financing activities:

  Principal repayments of due to former chief executive officer               -           (558,697)
  Principal repayments of due to executive officer                            -           (200,000)
  Principal repayments of due to former chairman of the board                 -           (400,000)
  Repurchase of shares of common stock                                        -             (2,506)
  Proceeds from issuance of shares of subsidiary                          5,100                  -
  Repurchase of shares of subsidiary                                     (5,100)                 -
  Proceeds from exercise of options                                      34,600                  -
  Proceeds from exercise of warrants                                    185,000                  -
                                                                 ---------------   ----------------

Net cash provided by (used in) financing activities                     219,600         (1,161,203)
                                                                 ---------------   ----------------

 Net increase in cash                                                 2,006,334          6,101,940

Cash, beginning of year                                               7,913,393          1,811,453
                                                                 ---------------   ----------------

Cash, end of year                                                $    9,919,727    $     7,913,393
                                                                 ===============   ================

Supplemental disclosures of cash flow information:
     Cash paid for income taxes                                  $    3,750,000    $         4,806
                                                                 ===============   ================

     Cash paid for interest                                      $            -    $             -
                                                                 ===============   ================

Noncash investing and financing activities:

Fair value of warrants issued in connection with the
 acquisition of intangible asset                                 $      756,000    $             -
                                                                 ===============   ================


                       See Notes to Financial Statements.
                                      -F5-

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

Note 1-Organization, Description of Business and Going Concern

Optionable, Inc. (the "Company") was formed in Delaware in February 2000 and offers trading and brokerage services to brokerage firms, financial institutions, energy traders, and hedge funds nationwide. The Company's operations are located in the New York metropolitan area. The Company offers its services through an automated electronic trading platform.

Recent Developments

Several recent developments, such as a statement made by the Company's most significant customer, such customer's suspension of its business relationship with the Company, the matters discussed in Note 10, together with the combined succession of events since then have had a significant adverse impact on our business, including current and, likely, future results of operations and financial condition and have impacted the Company's ability to continue to operate as a brokerage services provider through traditional voice-brokerage and on the floor of a US exchange. Consequently, the Company is formulating a revised strategy to:

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

The Company anticipates that revenue-generating agreements under its revised strategy may take the form of licensing, royalty-based agreements and/or software development and maintenance agreements.

The Company has not generated revenues since the third quarter of 2007. The Company believes that revenues from its brokerage services will be minimal under its existing structure. While the Company is not discontinuing its brokerage services, it will most likely need to 1) acquire the operations of a brokerage firm, or several brokerage firms, and hire their personnel, to expand its

                                      -F6-

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

Note 1-Organization, Description of Business and Going Concern-Continued

current operations or 2)form a consortium of brokerage companies that would jointly use the electronic platform.

Going Concern

The Company believes it has enough funds to meet its obligations, based on its internal projections, for at least the next twelve months. However, the Company cannot guarantee that it will do so. If there are unforeseen expenses or financial obligations which occur during the next twelve months, the Company may not be able to meet such obligations. Additionally, if the Company acquires a brokerage firm or a technology company which could be instrumental in the Company's long-term growth, this could hamper the Company's ability to continue as going concern, both from a short-term or a long-term perspective, and the Company would have to resort to financing, through either debt or equity placements, for the funding of either such acquisitions or unforeseen expenses or financial obligations.

Principles of consolidation

The accompanying consolidated financial statements include the results of operations of Opex International, Inc. and Hydra Commodity Services, Inc. for the year ended December 31, 2007. All material inter-company accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Note 2- Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents.

The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. During the year ended December 31, 2007, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company

                                      -F7-

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

Note 2- Summary of Significant Accounting Policies-Continued periodically evaluates the credit quality of the financial institutions in which it holds deposits.

At December 31, 2006, the Company's accounts receivable were due from energy trading firms, financial institutions, and hedge funds, located primarily in the United States. Collateral was generally not required. One of the Company's customers accounted for 37% of its accounts receivable net of allowance for doubtful accounts, at December 31, 2006. No other customers accounted for more than 10% of its accounts receivable at December 31, 2006.

Customer Concentration

One of the Company's customers accounted for approximately 24% and 24% of its revenues during 2007 and 2006, respectively. During May 2007, this customer announced that it was suspending its relationship with the Company and that customer has not used the Company's services in connection with any additional transactions since that time.

Product Concentration

All of the Company's revenues were derived from fees earned from energy derivatives transactions and related incentives provided by a United States exchange.

Allowance for Doubtful Accounts

The Company has established an allowance for doubtful accounts for its accounts and incentives receivable based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts receivable from related parties, due from related party, incentive receivable from shareholder, prepaid income taxes, other receivable and other current assets and accounts payable and accrued expenses, accrued compensation, and income tax payable approximate their fair value due to their short-term maturities. The carrying amounts of due to former Chairman of the Board and due to an executive officer approximate their fair value based on the Company's incremental borrowing rate.


                                      -F8-

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

Note 2- Summary of Significant Accounting Policies-Continued

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three to five years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment consist of the following as:

                                                      December 31,
                                                  2007              2006
                                              ----------         -----------
Computer equipment and software               $ 647,903          $  445,159
Office furniture and equipment                  108,040              69,546
                                              ----------         -----------
                                                755,943             514,705
Accumulated depreciation                       (569,712)           (457,204)
                                              ----------         -----------
                                              $ 186,231          $   57,501
                                              ==========         ===========

Depreciation expense amounted to approximately $112,500 and $32,000 during 2007 and 2006, respectively.


Software Development Costs

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed". Costs of maintenance and customer support will be charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first. The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no software development costs have been capitalized at December 31, 2007 and 2006, respectively.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future

                                      -F9-

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

Note 2- Summary of Significant Accounting Policies-Continued

consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or all deferred tax assets will not be realized. Penalties and interest on underpayment of taxes are reflected in the Company's effective tax rate.

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

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options amounted to 1,363,000 and 941,000 at December 31, 2007 and 2006, respectively. The outstanding warrants amounted to 19,426,000 and 1,650,000 at December 31, 2007 and 2006, respectively. The outstanding warrants at December 31, 2007 include 18,526,000 warrants issued to an investor but for which the Company has not received the agreed consideration. The options and warrants outstanding at December 31, 2007 have been excluded from the computation of diluted earnings per share due to their antidilutive effect.

                                      -F10-

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006


Note 2- Summary of Significant Accounting Policies-Continued


The following sets forth the computation of basic and diluted earnings per share for the years ended December 31:

---------------------------- --------------------------------------------
                                                      Year ended
                                                     December 31,
---------------------------- -------------- -------------- --------------
                                                2007             2006
---------------------------- -------------- -------------- --------------
Numerator:
---------------------------- -------------- -------------- --------------
Net (loss) income                           $(150,735,161) $   6,206,178
---------------------------- -------------- -------------- --------------
Denominator:
---------------------------- -------------- -------------- --------------
Denominator for basic
earnings per share-weighted
average shares outstanding                     52,320,030     51,478,354
---------------------------- -------------- -------------- --------------

Effect of dilutive employee
stock options                                           -        643,337
---------------------------- -------------- -------------- --------------
Effect of dilutive warrants                             -        437,755
---------------------------- -------------- -------------- --------------
Denominator for diluted
earnings per share-weighted
average shares outstanding                     52,320,030     52,559,445
---------------------------- -------------- -------------- --------------
Basic earnings (loss)
per share                                         $(2.88)          $0.12
---------------------------- -------------- ----------- -- --------------
Diluted earnings (loss)
per share                                         $(2.88)          $0.12
---------------------------- -------------- -------------- --------------


                                      -F11-

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006


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

                                      -F12-

                                OPTIONABLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

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


                                      -F13-

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

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

The Company accounts for share-based payments awarded to the Investor pursuant to FAS No. 123R and Emerging Issue Task Force Release No.96-16, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Share-based payments awarded to NYMEX Holdings, Inc. (the "Investor"), including those awarded by another holder of an economic interest in the Company as compensation for services to the Company, are share-based payments transactions. The Company measures the fair value of the equity instruments to the Investor using the stock price and other measurement assumptions as of the earlier of either of the following: 1) the date at which a commitment for performance, as defined, by the counterparty to earn the equity instruments is reached, or 2) the date at which the counterparty's performance is complete. The fair value of the equity instruments amounts to the carrying value of the consideration receivable from the Investor and is recognized over the agreed-upon terms of the consideration, which is at most 10 years. The Company evaluates the carrying value of the consideration receivable from the Investor at each measurement date.

                                      -F14-

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006


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


                                      -F15-

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006


Note 2- Summary of Significant Accounting Policies-Continued

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


                                      -F16-

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

Note 2- Summary of Significant Accounting Policies-Continued

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


                                      -F17-

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

Note 2- Summary of Significant Accounting Policies-Continued

The FASB issued FASB Statement No. 141 (revised 2007), Business Combinations, and No. 160, Noncontrolling Interests in Consolidated Financial Statements. Statement 141(R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. FASB No.141 R is effective for fiscal years beginning after December 15, 2008. The Company does not believe that FAS No. 141 R will have any impact on its financial statements.

The FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements Statement No.160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way--as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. FASB No.160 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that FAS No. 160 will have any impact on its financial statements.


                                      -F18-

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

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

The Company's share of revenues of the floor brokerage services amounted to approximately $901,000 and $3.6 million during the years ended December 31, 2007 and 2006, respectively. The Company's share of expenses of the floor brokerage services amounted to approximately $15,000 and $741,000 during the years ended December 31, 2007 and 2006, respectively. The Company has received approximately $1.5 million and $2.6 million from the related party in connection with such floor brokerage services during the years ended December 31, 2007 and 2006, respectively. Additionally, in April 2007, the Company reimbursed the related party approximately $165,000 for commissions to a broker that such related party paid on the Company's behalf.

The Company recognized its share of revenues of the floor brokerage services based on the commissions earned for such services which are recognized on the day of the trade-trade date basis.

The father of the Company's former Chairman of the Board leases to the Company a seat on the exchange through which Capital Energy maintains its floor operations. The Company assumed the cost of the lease in April 2006 and renewed it in December 2006 through June 2007. The Company terminated this agreement effective April 1, 2007. The lease provided for monthly payments of $5,000 through June 30, 2007. The amount paid pursuant to the lease amounted to $15,000 and $188,000 during 2007 and 2006, respectively.

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

                                      -F19-

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

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

The terms of the warrant issued by the Company (the "Warrant"), as contemplated in the Stock and Warrant Purchase Agreement, permit the Investor to purchase a number of shares of Common Stock sufficient to increase the Investor's ownership of the Company's Common Stock to an amount not to exceed 40% of the Company's


                                      -F20-

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

Note 5-Agreement with NYMEX Holding, Inc.

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




                                      -F21-

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

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

The Company recognized an amortization expense of approximately $3.3 million in connection with the Consideration during the year ended December 31, 2007.

However, at June 30, 2007, based upon the statements made by the Investor, the Company was unable to assert that it will receive any of the benefits initially contemplated by the Stock and Warrant Purchase Agreement. Accordingly, the Company has recorded a charge to its statement of operations amounting to approximately $145.8 million, during the year ended December 31, 2007.

The Company has also provided for an allowance for doubtful accounts for the incentives receivable from the Investor of approximately $640,000 at December 31, 2007.


                                      -F22-

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

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

                                      -F23-

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

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

The fair value of the consideration was assigned to customer relationships and was amortized over a period of three years. The Company recognized approximately $70,000 as amortization expense during the year ended December 31, 2007 and is included as selling, general and administrative expenses in the accompanying consolidated statement of income.

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

Following the separation agreement with the former owners of HQ Trading effective May 2007, the carrying value of the client list acquired in March 2007 has been impaired. The Company is currently unable to assert that it will derive any benefit from this client list in the foreseeable future. Accordingly, it has recorded a charge to its statement of operations amounting to the carrying value during 2007, which amounted to approximately $1.1 million.


                                      -F24-

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

Note 7-Due to Related Parties

The terms and amounts of due to related parties at December 31, 2007 and 2006 are as follows:

Due to Stockholder and former Chairman of the Board, non-interest bearing, unsecured, payable by March 12, 2014, if the Company obtains additional equity or debt financing of at least $1,000,000 following the private placement which closed in September 2004 ("Capital Raise"), the Company will repay its former Chairman of the Board up to 39.33% of the Capital Raise, up to $2,810,877, with the remaining balance and accrued interest of 4.68% from the date of the Capital Raise due on March 12, 2014:
                                                    As of December 31,
                                                 2007               2006
                                             ------------      -------------
                                             $ 5,044,510       $  5,044,510
Discount, using initial implied rate of 12%:  (2,956,314)        (3,256,311)
                                             ------------      -------------
                                             $ 2,088,196       $  1,789,199
                                             ============      =============

Due to Executive Officer, non-interest bearing, unsecured, payable by March 12, 2014, if the Company obtains additional equity or debt financing of at least $1,000,000 following a Capital Raise, the Company will repay its Executive Officer up to 5.3% of the Capital Raise, up to $381,250, with the remaining balance and accrued interest of 4.68% from the date of the Capital Raise due on March 12, 2014:
                                                    As of December 31,
                                                 2007               2006
                                             ------------      -------------
                                             $   508,697       $    508,697
Discount, using initial implied rate of 12%:    (400,976)          (441,686)
                                             ------------      -------------
                                             $   107,721       $     67,011
                                             ============      =============

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


                                      -F25-

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

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

The amortization of the discount on the due to related parties amounted to approximately $340,000 and $780,000 during 2007 and 2006, respectively.

During 2006, the Company made principal repayments amounting to approximately $1.2 million towards its due to related parties.

Note 8- Other Related Party Transactions

The Company provided administrative services to a related party, an entity owned by the Company's former Chief Executive Officer and an Executive Officer. The Company charged approximately $8,000 and $17,000 during 2007 and 2006, respectively. The related party satisfied its obligations owed to the Company prior to September 30, 2007. This agreement was terminated by both parties effective June 30, 2007.

The Company has recognized revenues of approximately $250,000 and $273,000 during 2007 and 2006, respectively, from three related parties, entities in which one of its stockholders and former Chairman of the Board is also the managing director. Such related parties satisfied their obligations to the Company at December 31, 2007.

                                      -F26-

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

Note 9- Stockholders' Equity

During the 2007 and 2006, the Company issued 30,689 and 268,083 shares of common stock, respectively, to its former Chief Executive Officer. The fair value of the shares issued during 2007 and 2006 amounted to approximately $182,000 and $276,000, respectively, based on the quoted price of the Company's common stock at the date of issuance. The shares were issued pursuant to the employment agreement between the Company and its former Chief Executive Officer.


Stock Compensation Plan

During November 2004, the Company adopted the 2004 Stock Option Plan ("2004 Plan"). The 2004 Plan allows for the grant of both incentive stock options and nonstatutory stock options. The 2004 Plan may be administered, interpreted and constructed by the Board of Directors or a compensation committee. The maximum number of shares of common stock which may be issued pursuant to options granted under the 2004 Plan may not exceed 7,500,000 shares. There are 1,363,000 options outstanding at December 31, 2007. The outstanding options are exercisable at a weighted average price per share of $0.79 per share. The Company granted 2,325,000 options during 2007. The options outstanding vest over periods of up to three years.

During 2007 and 2006, the Company recorded share-based payment expenses amounting to approximately $3.9 million and $7,000, respectively, in connection with all options outstanding at the respective measurement dates. The amortization of share-based payment were recorded in cost of revenues.

                                      -F27-

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

Note 9- Stockholders' Equity-continued

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for optionholders, which is generally the vesting period of the options.

The fair value of the options is based on the Black Scholes Model using the following assumptions :

                                                     2007             2006
                                            -------------           -------
Exercise price :                            $0.0918-$7.17             $0.51
Market price at date of grant :             $0.0918-$7.17             $0.51
Volatility :                                       40-52%               57%
Expected dividend rate :                               0%                0%
Expected terms:                               3-3.3 years           3 years
Risk-free interest rate :                     3.07%-4.54%             4.81%

The expected volatility was based on the average historical volatility of comparable publicly-traded companies considering the Company's period of observable historical data is shorter than the terms of the options.

                                      -F28-

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

Note 9- Stockholders' Equity-continued

A summary of the activity during 2007 and 2006 of the Company's stock option plan is presented below:


                                                                Weighted      Aggregate
                                                                Average      Intrinsic
                                                   Options   Exercise Price    Value
                                                 ----------  --------------  ----------
Outstanding at January 1, 2006                     791,000       $0.21

Granted                                            150,000        0.51
Exercised                                                -           -
Expired or cancelled                                     -           -
                                                 ----------  --------------
Outstanding at December 31, 2006                   941,000        0.26

Granted                                          2,325,000        0.36
Exercised                                          173,000        0.20
Expired or cancelled                             1,730,000           -
                                                 ----------  --------------
Outstanding at December 31, 2007                 1,363,000       $0.36       $      -
                                                 ==========  ==============  ==========
Exercisable and vested at December 31, 2007        683,000       $0.69       $      -
                                                 ==========  ==============  ==========

                                      -F29-

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

Note 9- Stockholders' Equity-continued

The weighted-average remaining contractual term of the options are as follows:

Options outstanding at December 31, 2007:

--------------------------------------------------------------------------------

Weighted-average remaining                             Weighted-average exercise
     contractual term           Number of options               price
--------------------------------------------------------------------------------
Earlier of termination for
cause or death                        283,000                   $1.31
--------------------------------------------------------------------------------
        5.96 years                  1,080,000                    0.17
--------------------------------------------------------------------------------

Options exercisable and vested at December 31, 2007:
--------------------------------------------------------------------------------

Weighted-average remaining                             Weighted-average exercise
   contractual term             Number of options                 price
--------------------------------------------------------------------------------
Earlier of termination for           283,000                     $1.31
cause or death
--------------------------------------------------------------------------------
         7.1 years                   400,000                     0.25
--------------------------------------------------------------------------------


The following activity occurred under our plan:

                                                              2007      2006
                                                           ----------  --------
Weighted-average grant-date fair value of options granted  $     2.44    $0.51
Aggregate intrinsic value of options exercised             $  966,850      N/A
Fair value of options recognized as expense:               $3,911,401   $6,506

The total compensation cost related to nonvested options not yet recognized amounted to approximately $26,000 at December 31, 2007 and the Company expects that it will be recognized over the following weighted-average period of 21 months.

                                      -F30-

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

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

                                      -F31-

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

Note 9- Stockholders' Equity-continued

Performance-based Warrants

The Company has issued warrants to a company wholly-owned by its former Chief Executive Officer. The warrants are exercisable in tranches of up to 400,000 warrants beginning December 31, 2005 and every six-month thereafter, upon reaching certain brokerage milestones by two of the Company's customers.

The fair value of the warrants issued in 2006 is based on their fair value at the time of grant. The fair value of the warrants is based on the Black Scholes Model using the following assumptions:

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


                                      -F32-

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

Note 9- Stockholders' Equity-continued

A summary of the activity during 2007 and 2006 of the warrants issued to a company wholly-owned Company's former Chief Executive Officer is presented below:


                                                                   Weighted
                                                                   Average
                                                   Weighted        Remaining
                                                   Average         Contractual
                                       Warrants    Exercise Price  Terms (years)
                                       ----------  --------------  -------------
Outstanding at January 1, 2006           450,000     $  0.20

Granted                                1,200,000        0.95
Exercised                                      -           -
Expired or cancelled                    (200,000)       0.95
                                       ----------  --------------
Outstanding at December 31, 2006       1,450,000        0.72

Granted                                        -           -
Exercised                                550,000        0.34
Expired or cancelled                    (200,000)       0.95
                                       ----------  --------------
Outstanding, vested,
and exercisable  at December 31, 2007    800,000       $0.95          1.5
                                       ----------  --------------  -------------

There is no intrinsic value for such outstanding, vested, and exercisable warrants at December 31, 2007

The following activity occurred with respect to the performance-based warrants:

                                                               2007       2006
                                                            ----------  --------
Weighted-average grant-date fair value of warrants granted      N/A        $0.40
Aggregate intrinsic value of warrants exercised             $3,172,500       N/A
Fair value of warrants recognized as expense:               $  120,000  $240,000


                                      -F33-

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

Note 9- Stockholders' Equity-continued

Other warrants

The Company issued 100,000 warrants to a former employee during 2004. The exercise price of the warrants is $0.20 per share. The warrants expire upon the death of the former employee.

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


During 2007, the Company issued warrants to a US exchange ( See Note 5-Agreement with NYMEX Holding, Inc ) The terms of the warrant issued by the Company (the "Warrant"), as contemplated in the Stock and Warrant Purchase Agreement, permit the Investor to purchase a number of shares of Common Stock sufficient to increase the Investor's ownership of the Company's Common Stock to an amount not to exceed 40% of the Company's then outstanding Common Stock on a fully diluted basis, based on the assumption that the Investor has retained ownership of the Purchased Shares and any shares of Common Stock previously issued to the Investor upon a partial exercise of the Warrant. The Warrant could be exercisable at any time and from time to time prior to October 10, 2008 at an exercise price per share equal to $4.30 (the "Exercise Price"). The Warrant does not contain a cashless exercise feature. The Exercise Price is subject to certain customary adjustments to protect against dilution. The warrants are exercisable into 18,526,000 shares of the Company's common stock at December 31, 2007.

                                      -F34-

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

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


                                      -F35-

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

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


                                      -F36-

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006


Note 10- Litigation and Contingencies

On May 11, 2007, two lawsuits, captioned Alexander Fleiss v. Optionable Inc., Mark Nordlicht, Kevin Cassidy, Edward J. O'Connor, Albert Helmig and Marc-Andre Boisseau, 07 CV 3753 (LAK) ("Fleiss") and Robert Rastocky v. Optionable, Inc., Kevin Cassidy and Edward O'Connor, 07 CV 3755 (CLB), were filed in the United States District Court for the Southern District of New York. Subsequently, five additional lawsuits were filed in the United States District Court for the Southern District of New York as follows: one on May 16, 2007, Jagdish Patel v. Optionable Inc., Kevin Cassidy, and Edward J. O'Connor, 07 CV 3845 (LAK) ("Patel"); two on May 17, 2007, Peters v. Optionable, Inc., Mark Nordlicht, Kevin P. Cassidy, Edward J. O'Connor, Albert Helmig, and Marc-Andre Boisseau, 07 CV 3877 (LAK) ("Peters"); and Manowitz v. Optionable Inc., Kevin Cassidy, Edward
J. O'Conner, and Mark Nordlicht, 07 CV 3884 (UA) ("Manowitz"); one on May 24, 2007, Glaubach v. Optionable Inc., Kevin Cassidy, Mark Nordlicht, Edward J. O'Connor, Albert Helmig, and Marc-Andre Boisseau; 07 CV 4085 (LAK) ("Glaubach"); and one on June 22, 2007, Bock v. Optionable Inc., Kevin Cassidy, Mark Nordlicht, Edward J. O'Connor, Albert Helmig, and Marc-Andre Boisseau, 07 CV 5948 (LAK) ("Bock"). Each of the lawsuits names the Company as a defendant and some of the lawsuits name as defendants all or certain of the directors and officers of the Company during the time period referenced. The directors and officers of the Company named as defendants include Mark Nordlicht, the former Chairman of the Board of Directors of the Company; Kevin Cassidy, the former Chief Executive Officer and Vice-Chairman of the Board of Directors of the Company; Edward J. O'Connor, the President of the Company and member of the Board of Directors; Albert Helmig, a member of the Board of Directors during the relevant time period; and Marc-Andre Boisseau, the Chief Financial Officer of the Company. By Order dated May 24, 2007, Rastocky was voluntarily dismissed.

         By Orders dated June 20, 2007 and July 3, 2007, Fleiss, Patel, Peters, Manowitz and Glaubach were consolidated under In re Optionable Securities Litigation, 07 CV 3753 (LAK). . By Order November 20, 2007, Judge Kaplan granted the motion of KLD Investment Management, LLC to serve as Lead Plaintiff and approved its choice of counsel, Kahn Gauthier Swick, LLC.

         On January 17, 2008, Lead Plaintiff filed a Consolidated Amended Class Action Complaint ("Complaint.") The Complaint seeks unspecified damages arising from alleged violations of the federal securities laws, including the Securities Exchange Act of 1934, 15 U.S.C. ss. 78a et seq., (the "Exchange Act"), and Rule 10b-5 under the Exchange Act, 17 C.F.R. ss. 240.10b-5. The Complaint alleges, among other things, that during the class period of January 22, 2007 to May 14, 2007, defendants failed to disclose certain information in public filings and statements, made materially false and misleading statements and misrepresentations in public filings and statements, sold artificially inflated stock and engaged in improper deals, had an improper relationship with and "schemed" with its customer Bank of Montreal ("BMO"), and understated the Company's reliance on its relationship with BMO. The Complaint alleges that while the Company's stock was trading at artificially inflated prices, certain defendants sold shares of common stock of the Company.

         On February 15, 19, and 20, the Company and individual defendants Nordlicht, Cassidy, Helmig, O'Connor and Boisseau filed motions to dismiss the Complaint. Plaintiffs have 45 days to respond to Defendants' motions.

The actual costs that will be incurred in connection with these actions cannot be quantified at this time and will depend upon many unknown factors.

                                      -F37-

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

Note 10- Litigation and Contingencies-Continued

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


                                      -F38-

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

Note 11-Income Taxes



      The components of the (provision) benefit for income taxes are as follows:

                                                      2007           2006
                                                -------------    --------------

Current:
      Federal                                   $    103,833     $  (1,141,779)
      State                                           30,359          (318,273)
                                                -------------    --------------

            Total current                            134,192        (1,459,052)
                                                -------------    --------------

                                                -------------    --------------
Deferred:
                                                -------------    --------------
        Federal                                      221,245                 -
                                                -------------    --------------
        State                                         60,111                 -
                                                -------------    --------------
                                                     281,356
                                                -------------    --------------

            Total benefit (provision) for
            income taxes                        $    415,548     $   (1,459,052)
                                                =============    ==============


      A reconciliation of the Company's effective tax rate to the statutory federal rate is as follows:


                                                        2007     2006
                                                     ---------  --------
Federal statutory taxes                                35.0%       35.0%
State income taxes, net of federal tax benefit          5.7         5.7
Permanent differences                                 (40.9)       (4.5)
Utilization of net operating losses                       -       (26.2)
                                                     ---------  --------
                                                       (0.2%)      19.0%

                                      -F39-

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

Note 8-Income Taxes-Continued

The tax effects of principal temporary differences between the carrying amount of assets and their tax bases are summarized below.

Management believes it is more likely than that it will be able to offset certain deductions associated with these deferred tax assets to its prior year taxable income:

The components of the deferred tax assets are as follows:


                                                          2007          2006
                                                      ------------   ----------


Allowance for bad debt                                $   259,502    $      -
Goodwill, net of amortization                             154,660           -
                                                      ------------   ----------
                                                          414,162           -
Valuation                                                (132,806)          -
                                                      ------------   ----------
            Total deferred tax assets- noncurrent     $   281,356           -
                                                      ============   ==========

The Company offset its prior year net operating losses of $4.9 million against its taxable income during 2006.


                                      -F40-

                                OPTIONABLE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

Note 9- Commitments

Effective February 1, 2007, the Company leases its executive offices under a 10-year leasing arrangement providing for a monthly base rent of $9,953, increasing gradually to up to $11,684. The first 6 months of occupancy are free. The minimum annual payments under such commitment for the next five years and thereafter are as follows:



Year                          Minimum Annual Payments
----                          -----------------------
2008                                        119,436
2009                                        124,199
2010                                        124,632
2011                                        129,395
2012 and thereafter                         691,111

The Company's rental expense amounted to approximately $81,000 and $74,000 during 2007 and 2006, respectively.



                                      -F41-