Form 10-Q
period 2008-03-31
Optionable Inc
filed 2008-05-12
CIK 1303433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

ý	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2008.

or

o	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from ___________ to ________________

Commission File Number: 000-51837

OPTIONABLE, INC. (Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2219407
(State or Other Jurisdiction of Incorporation or	(IRS Employer Identification No.)
Organization)

465 Columbus Avenue, Valhalla, New York	10595
(Address of Principal Executive Offices)	(Zip Code)

(914) 773-1100

(Registrant’s Telephone Number Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yesý Noo

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer o	Accelerated Filer o
Non-accelerated Filer o	Smaller reporting company ý

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yeso Noý

The number of outstanding shares of the registrant’s Common Stock as of May 11, 2008 is 52,423,403.

OPTIONABLE, INC.
INDEX

PART I: FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS (Unaudited)
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements
ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
ITEM 3 :	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4:	CONTROLS AND PROCEDURES

PART II: OTHER INFORMATION
Item 1	LEGAL PROCEEDINGS
ITEM 1A :	RISK FACTORS
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3	DEFAULTS UPON SENIOR SECURITIES
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5	OTHER INFORMATION
ITEM 6:	EXHIBITS
SIGNATURES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OPTIONABLE, INC.
CONSOLIDATED BALANCE SHEETS
	March 31, 2008	December 31, 2007 (1)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$10,385,454	$9,919,727
Prepaid income taxes	1,127,204	2,281,432
Deferred Tax Assets	281,356	281,356
Other current assets	437,096	387,636
Total current assets	12,231,110	12,870,151

Property and equipment, net of accumulated depreciation of $593,801 and $569,712
at March 31, 2008 and December 31, 2007, respectively	162,142	186,231
Other assets	19,900	19,900

Total assets	$12,413,152	$13,076,282

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$400,739	$388,191
Other liabilities	4,207	4,207
Total current liabilities	404,946	392,398

Other liabilities	60,420	59,367
Due to stockholder, net of unamortized discount of $2,875,549 and $2,956,314
at March 31, 2008 and December 31, 2007, respectively	2,168,961	2,088,196
Due to executive officer, net of unamortized discount of $390,022 and $400,976
at March 31, 2008 and December 31, 2007, respectively	118,675	107,721
Total liabilities	2,753,002	2,647,682

Stockholders' Equity:
Preferred Stock; $.0001 par value, 5,000,000 shares authorized, none issued
and outstanding	-	-
Common stock; $.0001 par value, 100,000,000 shares authorized,
52,428,203 issued and 52,423,403 outstanding at March 31, 2008 and December 31, 2007, respectively	5,242	5,242
Additional paid-in capital	162,749,041	162,743,356
Treasury stock at cost, 4,800 shares	(2,506)	(2,506)
Accumulated deficit	(153,091,627)	(152,317,492)

Total stockholders’ equity	9,660,150	10,428,600

Total liabilities and stockholders’ equity	$12,413,152	$13,076,282

(1) Derived from audited financial statements

See Notes to Unaudited Financial Statements.

OPTIONABLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three-month periods ended
	March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Revenues:
Brokerage fees	$-	$5,936,717
Brokerage fees-related parties	-	1,075,664
Incentives-stockholder	-	2,086,967
Net revenues	-	9,099,348

Cost of revenues	-	2,974,609
Cost of revenues-related parties	-	30,013
	-	3,004,622

Gross profit	-	6,094,726

Operating expenses:
Selling, general and administrative	1,021,735	756,851
Research and development	245,045	224,005

Total operating expenses	1,266,780	980,856

Operating (loss) income	(1,266,780)	5,113,870

Other income (expense):
Interest income	88,593	98,461
Other income	-	5,100
Interest expense to related parties	(91,719)	(81,396)
	(3,126)	22,165

(Loss) Income before income tax	(1,269,906)	5,136,035

Income tax benefit ( expense)	495,771	(2,032,974)

Net (loss) income	$(774,135)	$3,103,061

Basic earnings per common share	$(0.01)	$0.06

Diluted earnings per common share	$(0.01)	$0.06

Basic weighted average common
shares outstanding	52,423,403	52,023,047

Diluted weighted average common shares outstanding	52,423,403	53,996,818

See Notes to Unaudited Financial Statements.

OPTIONABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three-month periods ended
	March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net (loss) income	$(774,135)	$3,103,061
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	24,089	30,253
Amortization of debt discount	91,719	81,396
Amortization of intangible asset	-	7,390
Provision for doubtful accounts	(625)	(3,572)
Fair value of warrants and options	5,685	536,423
Fair value of shares issued to chief executive officer	-	181,987
Changes in operating assets and liabilities:
Accounts receivable	625	228,032
Accounts receivable-related parties	-	77,507
Due from related party	-	(105,210)
Incentives receivable from stockholder	-	(496,128)
Other current assets	(49,460)	25,663
Accounts payable and accrued expenses	13,600	118,101
Prepaid income taxes	1,154,229	-
Inocme tax payable	-	382,974
Accrued compensation	-	1,211,130

Net cash provided by operating activities	465,727	5,379,007

Cash flows used in investing activities:
Acquisition of intangible asset	-	(400,000)
Acquisition of trading rights	-	(1,180,250)
Purchases of property and equipment	-	(223,070)

Net cash used in investing activities	-	(1,803,320)

Cash flows from financing activities:

Proceeds from exercise of options	-	22,600
Proceeds from exercise of warrants	-	80,000

Net cash provided by financing activities	-	102,600

Net increase in cash	465,727	3,678,287

Cash, beginning of period	9,919,727	7,913,393

Cash, end of period	$10,385,454	$11,591,680

Supplemental disclosures of cash flow information:
Cash paid for taxes	$-	$1,650,000

Cash paid for interest	$-	$-

Noncash investing and financing activities:

Fair value of warrants issued in conncetion with the acquisition of intangible asset	$-	$756,000

See Notes to Unaudited Financial Statements.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Recent Developments

Several recent developments, such as a statement made by the Company's most significant customer, such customer's suspension of its business relationship with the Company, the matters discussed in Note [10], together with the combined succession of events since then have had a significant adverse impact on our business, including current and, likely, future results of operations and financial condition and have impacted the Company's ability to continue to operate as a brokerage services provider through traditional voice-brokerage and on the floor of a US exchange. Consequently, the Company is formulating a revised strategy to:

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

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1-Organization, Description of Business and Going Concern-Continued

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

Going Concern

The Company believes it has enough funds to meet its obligations, based on its internal projections, for at least the next twelve months. However, the Company cannot guarantee that it will do so. If there are unforeseen expenses or financial obligations which occur during the next twelve months, the Company may not be able to meet such obligations. Additionally, if the Company acquires a brokerage firm or a technology company which could be instrumental in the Company's long-term growth, this could hamper the Company's ability to continue as going concern, both from a short-term or a long-term perspective, and the Company would have to resort to financing, through either debt or equity placements, for the funding of either such acquisitions or unforeseen expenses or financial obligations. There can be no assurance that any such financing would be available on acceptable terms to the Company, or at all.

Principles of consolidation

The accompanying consolidated financial statements include the results of operations of Opex International, Inc. and Hydra Commodity Services, Inc. for the three-month period ended March 31, 2008 and 2007. All material inter-company accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

Reclassification

Certain amounts in the prior year consolidated financial statements have been reclassified. Revenues from two related parties, as disclosed in footnote 6 of the Company’s Form 10 QSB for the quarter ended March 31, 2007 were presented as Revenues: brokerage fees in the consolidated statement of operations for the three-month period ended March 31, 2007. The Company reclassified such revenues as Revenues: brokerage fees-related parties in the accompanying consolidated statement of operations for the three-month period ended March 31, 2007.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2- Summary of Significant Accounting Policies Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents.

The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. During three-month periods ended March 31, 2008 and 2007, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

Customer Concentration

One of the Company's customers accounted for approximately 30% of its revenues during the three-month period ended March 31, 2007. During May 2007, this customer announced that it was suspending its relationship with the Company and that customer has not used the Company's services in connection with any additional transactions since that time.

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

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2- Summary of Significant Accounting Policies-Continued

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, incentive receivable from shareholder, prepaid income taxes, other receivable and other current assets and accounts payable and accrued expenses approximate their fair value due to their short-term maturities. The carrying amounts of due to former Chairman of the Board and due to an executive officer approximate their fair value based on the Company's incremental borrowing rate.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three to five years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Depreciation expense amounted to approximately $24,000 and $32,000 during the three-month period ended March 31, 2008 and 2007, respectively.

Software Development Costs

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed". Costs of maintenance and customer support will be charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first. The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no software development costs have been capitalized at March 31, 2008 and December 31, 2007, respectively.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or all deferred tax assets will not be realized. Penalties and interest on underpayment of taxes are reflected in the Company’s effective tax rate.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options amounted to 1,363,000 at March 31, 2008 and December 31, 2007. The outstanding warrants amounted to 19,426,000 at March 31, 2008 and December 31, 2007. The outstanding warrants at March 31, 2008 and December 31, 2007 include 18,526,000 warrants issued to an investor but for which the Company has not received the agreed consideration. The options and warrants outstanding at March 31, 2008 have been excluded from the computation of diluted earnings per share due to their antidilutive effect.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2- Summary of Significant Accounting Policies-Continued

The following sets forth the computation of basic and diluted earnings per share for the three-month periods ended March 31:

	Three-month periods ended
	March 31,
	2008	2007
Numerator:
Net (loss) income	$(774,135)	$3,103,061

Denominator:
Denominator for basic earnings per share-weighted average shares outstanding

	52,423,403	52,023,047

Effect of dilutive employee stock options
	-	766,993

Effect of dilutive warrants	-	1,206,778

Denominator for diluted earnings per share-weighted average shares outstanding

	52,423,403	53,996,821

Basic earnings (loss) per share
	$(0.01)	$0.06
Diluted earnings (loss) per share
	$(0.01)	$0.06

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2) delivery has occurred or services have been rendered. Under arrangements with the exchange, the incentives are earned on the day the Company submits transactions to the exchange based on the revenues generated from such transactions and are no longer subject to a minimum transaction volume. The Company accounts for all transactions submitted to the exchange on a daily basis. Accordingly, the Company is able to determine when the incentives are earned based on the date it submits transactions to the exchange. The Company has no other obligations to the exchange to earn the incentives;

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

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2- Summary of Significant Accounting Policies-Continued

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

The FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements Statement No.160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. FASB No.160 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that FAS No. 160 will have any impact on its financial statements.

In March 2008, the FASB issued FASB No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company's share of revenues of the floor brokerage services amounted to approximately $901,000 during the three-month period ended March 31, 2007. The Company's share of expenses of the floor brokerage services amounted to approximately $15,000 during the three-month period ended March 31, 2007. The Company has received approximately $105,000 from the related party in connection with such floor brokerage services during the three-month period ended March 31, 2007.

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

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Pursuant to the terms of the Stock and Warrant Purchase Agreement, the Investor purchased 10,758,886 shares of the Company's common stock ("Common Stock") from the Founding Stockholders (the "Purchased Shares") representing 19% of the then outstanding shares of common stock on a fully diluted basis (without giving effect to the Warrant, as defined and discussed below). Additionally, pursuant to the Stock and Warrant Purchase Agreement, the Company issued to the Investor a Warrant, as defined and described below, in consideration of the Investor's agreement (the "Consideration"):

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

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5-Agreement with NYMEX Holding, Inc.

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

The Company has provided for an allowance for doubtful accounts for the incentives receivable from the Investor of approximately $640,000 at March 31, 2008 and December 31, 2007.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The fair value of the consideration was assigned to customer relationships and was amortized over a period of three years. The Company recognized approximately $7,000 during the three-month period ended March 31, 2007 and is included as selling, general and administrative expenses in the accompanying consolidated statement of income.

During May 2007, following the occurrence of the events which are the subject of the matters discussed in Note 10, "Litigation", the former owners of HQ Trading agreed to unwind the acquisition. As part of the unwinding, the former owners of HQ Trading released the Company from its obligations related to the two payments of $400,000 payable in September 2008 and March 2010 and agreed to the cancellation of the 900,000 warrants. The former owners of HQ Trading retained the $400,000 which was paid upon execution of the final agreement. Both parties retained the right to use the HQ Trading customer list. Accordingly, the Company did not be recognizing the fair value of the remaining 600,000 warrants and the two payments of aggregating $800,000.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7-Due to Related Parties

The terms and amounts of due to related parties at March 31, 2008 and December 31, 2007 are as follows:

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

	As of
	March 31,	December 31,
	2008	2007
	$5,044,510	$5,044,510
Discount, using initial implied rate of 12%:	(2,875,549)	(2,956,314)
	$2,168,961	$2,088,196

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

	As of
	March 31,	December 31,
	2008	2007
	$508,697	$508,697
Discount, using initial implied rate of 12%:	(390,022)	(400,976)
	$118,675	$107,721

During April 2005, the Company modified the terms of its due to related parties. The modified terms provide that, in the event of a Capital Raise, among other things, the annual interest rate accrued after such event is reduced from 12% to 4.68% . Additionally, the modified terms provide that the Company may make principal repayments towards the due to a stockholder and former Chairman of the Board and the due to its Executive Officer amounting to approximately 25% of its cash flows from operating cash flows less capital expenditures. During April 2006, the Company modified the terms of its due to related parties to allow the Company to make principal repayments at its discretion.

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

The amortization of the discount on the due to related parties amounted to approximately $92,000 and $82,000 during the three-month period ended March 31, 2008 and 2007, respectively.

Note 8- Other Related Party Transactions

The Company provided administrative services to a related party, an entity owned by the Company's former Chief Executive Officer and an Executive Officer. The Company charged approximately $4,000 during the three-month ended March 31, 2007. This agreement was terminated by both parties effective June 30, 2007.

The Company has recognized revenues of approximately $173,000 during the three-month period ended March 31, 2007 from two related parties, entities in which one of its stockholders and former Chairman of the Board is also the managing director.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9- Stockholders' Equity

During the three-month period ended March 31, 2007 the Company issued 30,689 shares of common stock, respectively, to its former Chief Executive Officer. The fair value of such shares issued amounted to approximately $182,000, based on the quoted price of the Company's common stock at the date of issuance. The shares were issued pursuant to the employment agreement between the Company and its former Chief Executive Officer.

Stock Compensation Plan

During November 2004, the Company adopted the 2004 Stock Option Plan ("2004 Plan"). The 2004 Plan allows for the grant of both incentive stock options and nonstatutory stock options. The 2004 Plan may be administered, interpreted and constructed by the Board of Directors or a compensation committee. The maximum number of shares of common stock which may be issued pursuant to options granted under the 2004 Plan may not exceed 7,500,000 shares. There are 1,363,000 options outstanding at March 31, 2008 and December 31, 2007. The Company granted 2,393,000 options during the three-month period ended March 31, 2008. The Company did not grant any options during the three-month period ended March 31, 2008. The options outstanding vest over periods of up to three years.

During March 31, 2008 and 2007, the Company recorded share-based payment expenses amounting to approximately $5,000 and $30,000, respectively, in connection with all options outstanding at the respective measurement dates. The amortization of share-based payment were recorded in cost of revenues during the three-month period ended March 31, 2007 and in selling, general, and administrative expenses during the three-month period ended March 31, 2008.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9- Stockholders' Equity-continued

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for optionholders, which is generally the vesting period of the options.

The fair value of the options is based on the Black Scholes Model using the following assumptions :

2007
Exercise price :	$4.63-$7.17
Market price at date of grant :	$4.63-$7.17
Volatility :	52%
Expected dividend rate :	0%
Expected terms:	3 years
Risk-free interest rate :	4.54%

The expected volatility was based on the average historical volatility of comparable publicly-traded companies considering the Company's period of observable historical data is shorter than the terms of the options.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9- Stockholders' Equity-continued

The total compensation cost related to nonvested options not yet recognized amounted to approximately $38,000 at March 31, 2008 and the Company expects that it will be recognized over the following weighted-average period of 18 months.

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

(Unaudited)

Note 9- Stockholders' Equity-continued Other warrants

During March 2007, the Company issued warrants to the owners of HQ Trading, in connection with the Company's purchase of the HQ Trading customer relationships. The terms of the warrants are as follows:

  900,000 warrants with an exercise price of $5 per share and expiring in March 2012, of which 300,000 are exercisable immediately and 600,000 warrants become exercisable in March 2008 ifthe continued operations of HQ Trading generate revenues exceeding $1.2 million for the 12-month periodfollowing the final agreement.

All of these warrants were cancelled in May 2007 in connection with the unwinding of the HQ Trading transaction.

During 2007, the Company issued warrants to a US exchange ( See Note 5-Agreement with NYMEX Holding, Inc ) The terms of the warrant issued by the Company (the "Warrant"), as contemplated in the Stock and Warrant Purchase Agreement, permit the Investor to purchase a number of shares of Common Stock sufficient to increase the Investor's ownership of the Company's Common Stock to an amount not to exceed 40% of the Company's then outstanding Common Stock on a fully diluted basis, based on the assumption that the Investor has retained ownership of the Purchased Shares and any shares of Common Stock previously issued to the Investor upon a partial exercise of the Warrant. The Warrant could be exercisable at any time and from time to time prior to October 10, 2008 at an exercise price per share equal to $4.30 (the "Exercise Price"). The Warrant does not contain a cashless exercise feature. The Exercise Price is subject to certain customary adjustments to protect against dilution. The warrants are exercisable into 18,526,000 shares of the Company’s common stock at December 31, 2007.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     On January 17, 2008, Lead Plaintiff filed a Consolidated Amended Class Action Complaint (“Complaint.”) The Complaint seeks unspecified damages arising from alleged violations of the federal securities laws, including the Securities Exchange Act of 1934, 15 U.S.C. ss. 78a et seq., (the "Exchange Act"), and Rule 10b-5 under the Exchange Act, 17 C.F.R. ss. 240.10b -5. The Complaint alleges, among other things, that during the class period of January 22, 2007 to May 14, 2007, defendants failed to disclose certain information in public filings and statements, made materially false and misleading statements and

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10- Litigation and Contingencies-continued

misrepresentations in public filings and statements, sold artificially inflated stock and engaged in improper deals, had an improper relationship with and “schemed” with its customer Bank of Montreal ("BMO"), and understated the Company's reliance on its relationship with BMO. The Complaint alleges that while the Company's stock was trading at artificially inflated prices, certain defendants sold shares of common stock of the Company.

     On February 15, 19, and 20, 2008, the Company and individual defendants Nordlicht, Cassidy, Helmig, O’Connor and Boisseau filed motions to dismiss the Complaint. On April 1 and 4, 2008, Plaintiffs filed their oppositions to the Defendants' motions. On April 3, 2008, Judge Kaplan ordered the individual defendants to file only a single joint reply memorandum in response to Plaintiffs' oppositions. On April 22, 2008, the Company filed its reply memorandum of law in support of its motion to dismiss the Complaint, and the individual defendants filed their joint reply memorandum of the same. All parties also advised the Court of their availability for oral argument on the motions, and await a response.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF RECENT DEVELOPMENTS SINCE APRIL 2007

Stock and Warrant Purchase Agreement with NYMEX Holdings, Inc.

On April 10, 2007, we, Mark Nordlicht, our former Chairman of the Board, Kevin Cassidy, our former Vice Chairman and Chief Executive Officer, Edward O’Connor, our President, (together with Mr. Nordlicht and Mr. Cassidy, the “Founding Stockholders”), and NYMEX Holdings, Inc. (the “Investor”) entered into a definitive stock and warrant purchase agreement (the “Stock and Warrant Purchase Agreement”).

Pursuant to the terms of the Stock and Warrant Purchase Agreement, Mr. Nordlicht, Mr. Cassidy and Mr. O’Connor sold to the Investor, 7,000,000, 1,905,000 and 1,853,886 shares, respectively, of common stock of the Company. This aggregate of 10,758,886 shares of common stock (the “Purchased Shares”) represented 19% of the then outstanding shares of common stock on a fully diluted basis (without giving effect to the Warrant, as defined and discussed below). The purchase price paid by the Investor for the Purchased Shares was $2.69 per share. Additionally, pursuant to the Stock and Warrant Purchase Agreement, we physically issued to the Investor the Warrant, as defined and described below, in consideration of the Investor’s agreement (i) to develop with us a marketing plan, which plan will detail proposed expenditures by the Investor and joint activities; (ii) subject to regulatory requirements, to provide space for up to twenty of the our brokers on the Investor’s trading floor; and (iii) to host our electronic trading platform, OPEX, in the Investor’s data center and provide us with computer and networking hardware, software, bandwidth and ancillary infrastructure and services reasonably necessary to interconnect OPEX with the Investor’s clearing system market gateway to trading and clearing services. Additionally, we agreed to exclusively clear all OTC products through the Investor’s clearing system for a period of ten years (provided that the Investor continues to offer clearance for a particular product through its clearing system) in consideration for additional fees to be paid by the Investor to us.

The warrant issued by us (the “Warrant”) permits the Investor to purchase a number of shares of common stock sufficient to increase the Investor’s ownership of the Company’s common stock to an amount not to exceed 40% of the Company’s then outstanding common stock on a fully diluted basis, based on the assumption that the Investor has retained ownership of the Purchased Shares and any shares of common stock previously issued to the Investor upon a partial exercise of the Warrant. The Warrant is exercisable at any time and from time to time prior to October 10, 2008 at an exercise price per share equal to $4.30 (the “Exercise Price”). The Warrant does not contain a cashless exercise feature. The Exercise Price is subject to certain customary adjustments to protect against dilution.

In connection with the consummation of the transactions contemplated by the Stock and Warrant Purchase Agreement , the Company, the Investor and the Founding Stockholders also entered into an Investor Rights Agreement, also dated April 10, 2007 (the “Investor Rights Agreement”), pursuant to which, for so long as the Investor owns at least 5,379,443 shares of common stock:

(a) the Investor is entitled to designate one person (reasonably acceptable to the Company) that we are required to nominate as a member of the our board of directors (the “Investor Director”);

(b) each of the Founding Stockholders are required to vote their shares in favor of the election of the Investor’s designee as one our directors;

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

The Company and the Investor also entered into a registration rights agreement, dated April 10, 2007 (the “Registration Rights Agreement”), pursuant to which, among other things, we have provided the Investor, subject to standard exceptions, with (a) unlimited “piggyback” rights subject to standard underwriter lock-up and cutback provisions and (b) the right to two demand registrations for underwritten offerings or take downs off of a shelf registration statement, provided that (i) a minimum of $5,000,000 of our common stock is offered in such demand registration or take down and (ii) we will not be obligated to effectuate more than one underwritten offering pursuant to a demand registration by the Investor in any six-month period. In addition, if we are eligible to register our securities on Form S-3 (or any successor form then in effect), the Investor will be entitled to unlimited registrations on Form S-3 (or any successor form then in effect), including shelf registrations, provided that (a) a minimum of $5,000,000 of common stock is offered in the S-3 registration and (b) we will not be obligated to effect more than two S-3 registrations in any twelve month period. An S-3 registration will not count as a demand registration, unless such registration is for an underwritten offering or an underwritten take down off of an existing, effective shelf registration statement.

To date, we have not received any demands from the Investor pursuant to such registration rights nor have we included their shares in a registration statement.

As a condition to the Investor’s obligation to consummate the transactions contemplated by the Stock and Warrant Purchase Agreement, Mr. Nordlicht executed an agreement, dated April 10, 2007 (the “Waiver”), waiving any obligation on the part of the Company to make any prepayment of principal, or to begin paying interest upon amounts due to Mr. Nordlicht, under the Loan Agreement between him and the Company, dated March 2004, as a result of any exercise by the Investor of the Warrant. Also as a condition to the Investor’s obligation to consummate the transactions contemplated by the Stock and Warrant Purchase Agreement, Mr. Cassidy and the Company entered into an Amended and Restated Employment Agreement and Mr. O’Connor entered into a Non-Competition Agreement, dated April 10, 2007, with the Company, pursuant to which Mr. O’Connor agreed not to disclose or use the Company’s confidential information and, for a period of nine months following the termination of Mr. O’Connor’s employment, not to compete with the Company or solicit certain customers of the Company.

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

Following the occurrence of the events which are subject of the matters discussed in Item 1 of Part II of this Report “Legal Proceedings,” we have not agreed with the Investor on the joint marketing and technology initiatives discussed, above. Additionally, the Investor indicated in a Schedule 13D it filed with the SEC on July 6, 2007, with respect to its holdings of equity securities of the Company, that it was now re-considering its potential joint marketing and technology initiatives with the Company. As a result, the Investor and the Company have not developed the contemplated joint marketing and technology initiatives.

The Company is considering the effect of the failure of the Investor to provide the consideration for the Warrant upon the Company’s obligations under the Warrant.

Resignations and Suspension of Business Relationship with the Company by BMO Financial Group

On May 1, 2007, Mark Nordlicht resigned as a member of the Company’s Board and Albert Helmig was designated as Chairman of the Board.

On May 8, 2007, BMO Financial Group (“BMO”) issued a statement indicating that BMO was suspending its business relationships with us, as well as all derivatives trading through us, pending the results of an ongoing external review of certain commodity trading losses incurred by BMO. BMO has accounted for a significant portion of the Company’s revenues. Since that time, BMO has not explained its action to the Company and has not resumed its business relationships with us.

On May 11, 2007, Albert Helmig was designated as our Executive Chairman of the Board.

On May 12, 2007, Mr. Kevin Cassidy resigned as our Chief Executive Officer and as a director.

On May 14, 2007, Benjamin Chesir, the Investor Director resigned as one of our directors. The Investor has issued a statement that they do not have current plans to fill the vacancy created by Mr. Chesir’s resignation.

The statement issued by BMO, the related suspension of their business relationship with us, the matters discussed in [Item 1 of Part 2 of this Report “Legal Proceedings”] together with the combined succession of events since then have had a significant adverse impact on our business, including current and, likely, future results of operations and financial condition. Consequently, we formulated a revised business strategy.

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

The Company is revising its strategy to:

1)

emphasize the marketing of its automated electronic trading platform to end-users through indirect channels, such as through other third-party brokers and other exchanges, operating in either the energy or other commodities markets;

2)	develop and enhance its automated trading platform to end-users other than those in the energy derivatives markets;
3)	provide software development services to third-party brokers and other exchanges.
4)	Considering whether it would be more advantageous to sell its intangible assets, including the technology it has developed.

The Company anticipates that revenue-generating agreements under some elements of its revised strategy would take the form of licensing, royalty-based agreements and/or software development and maintenance agreements. We could also enter in an arrangement in which we buy a stake in a brokerage firm, trading firm, or technology company in exchange for our intangible assets. Depending on the terms of such arrangements, we may have to consolidate the operations of such firm or company, even if we hold a minority stake in it. We have not entered into such arrangements to date.

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

GOING CONCERN

The Company believes it has enough funds to meet its obligations, based on its internal projections, for at least the next twelve months. However, the Company cannot guarantee that it will do so. If there are unforeseen expenses or financial obligations which occur during that period, the Company may not be able to meet such obligations. Additionally, if the Company acquires a brokerage or trading firm or a technology company which could be instrumental in the Company’s long-term growth, this could hamper the Company’s ability to continue as going concern, both from a short-term or a long-term perspective, and the Company would have to resort to financing, through either debt or equity placements, for the funding of either such acquisitions or unforeseen expenses or financial obligations. There can be no assurance that any such financing would be available on acceptable terms, or at all.

RESULTS OF OPERATIONS - Three month period ended March 31, 2008 compare to 2007

Results of Operations
(Unaudited)
			Increase/	Increase/
	For the three-month period ended		(Decrease)	(Decrease)
	March 31,		in $ 2008	in $ 2008
	2008	2007	vs 2007	vs 2007

Brokerage fees	$-	$5,936,717	$(5,936,717)	NM
Brokerage fees-related parties	-	1,075,664	(1,075,664)	NM
Incentives	-	2,086,967	(2,086,967)	NM
Net revenues	-	9,099,348	(9,099,348)	NM

Cost of revenues	-	2,974,609	(2,974,609)	NM
Cost of revenues-related parties	-	30,013	(30,013)	NM
	-	3,004,622	(3,004,622)	NM

Gross profit	-	6,094,726	(6,094,726)	NM

Operating expenses:
Selling, general and administrative	1,021,735	756,851	264,884	35.0%
Research and development	245,045	224,005	21,040	9.4%
Total operating expenses	1,266,780	980,856	285,924	29.2%

Operating (loss) income	(1,266,780)	5,113,870	(6,380,650)	NM

Other income (expense):
Interest income	88,593	98,461	(9,868)	-11.1%
Interest expense-related parties	(91,719)	(81,396)	10,323	12.7%
	(3,126)	17,065	20,191	NM

Net (loss) income before income tax	(1,269,906)	5,130,935	(6,400,841)	NM

Income tax benefit ( expense)	495,771	(2,032,974)	(2,528,745)	NM

Net (loss) income	$(774,135)	$3,097,961	$(3,872,096)	NM

NM: Not meaningful

Revenues consist primarily of fees earned from natural gas derivatives transactions and related incentive arrangements.

The decrease in brokerage fees during the three-month period ended March 31, 2008 when compared to the prior year period is primarily due to an decrease in the brokerage fees resulting from increased volume of transactions of natural gas derivatives traded on the OTC market on behalf of existing clients. We have not generated any meaningful brokerage fees since the second quarter of 2007.

The decrease in brokerage fees-related party during the three-month period ended March 31, 2008 when compared to the prior year period is primarily due to the fact that our agreement with Capital Energy Services, Inc., a related party, was effective during one month (i.e. January 2007). This agreement was terminated January 31, 2007.

The decrease in incentives earned during the three-month period ended March 31, 2008 when compared to the prior year period, pursuant to an agreement with a US exchange, the Investor, was due to a higher volume of cleared OTC transactions handled by us on such exchange during the prior year period. We have not generated any meaningful incentive revenues since the second quarter of 2007.

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

Cost of revenues

Cost of revenues consists primarily of compensation of personnel directly associated with handling the natural gas derivative transactions on behalf of our clients as well as expenses associated with our floor brokerage operations. The decrease in cost of revenues during the three-month period ended March 31, 2008 when compared to the prior year period is primarily attributable to the termination of employment of substantially all our brokers during 2007, which reduced our compensation expenses ( including salary, commissions, and share-based payment) associated with the employment of such brokers.

We expect that our cost of revenues for the remainder of 2008 will decrease, commensurate with an expected decrease in revenues, unless we implement our revised strategy which could change our business model.

Selling, general, and administrative expenses

Selling, general, and administrative expenses consists primarily of legal fees, incurred in connection with the Company’s attention to certain allegations made recently and to our responses to and compliance with requests for documents and information received from the United States Commodity Futures Trading Commission (the “CFTC”), the United States Securities and Exchange Commission (the “SEC”), the United States Department of Justice (the “DOJ”) and a grand jury subpoena received from the New York County District Attorney’s office (the “District Attorney’s Office”), or to handle certain matters which occur during the course of our operations, and compensation of personnel supporting our operations. The increase in selling, general, and administrative expenses during the three-month period ended March 31, 2008, when compared to the prior period is primarily due to the following:

  increased legal fees of approximately $480,000, primarily incurred in connection with our attention to certain legal proceedings commenced in May 2007 and, our responses to, and compliance with the governmental requests described above, offset by a decrease in legal fees we incurred during the three-month period ended March 31, 2007 in connection with the NYMEX transaction which closed in April 2007;

  decreased investor relation fees in connection with decreased efforts to position our company before the investors community;

  decreased marketing expenses incurred in connection with the decreased marketing efforts to position our company before the traders community.

As a result of the matters discussed above and in Item 1 of Part II of this Report, we believe that our legal fees for 2008 will continue to constitute of a large share of our selling, general, and administrative expenses. We are unable to predict whether they will remain at comparable level to 2007.

Research and development

Research and development expenses consist primarily of compensation of personnel and consultants associated with the development and testing of our automated electronic trading system. The increase in research and development expenses during the three-month period ended March 31, 2008 when compared to the prior year period is primarily due to the following:

  increased compensation rate for existing software engineers and quality and assurance personnel working on electronic platform, OPEX.

We expect that our research and development expenses to enhance features and functionalities of OPEX may exceed $1 million during 2008.

Interest income

Interest income consists primarily of interest earned on interest-bearing cash and cash equivalents. The decrease in interest income during the three-month period ended March 31, 2008 when compared to the prior year period is primarily due to an decrease in interest rate we earned on our cash and cash equivalents’ interest bearing balances.

Interest expense to related parties

Interest expense to related parties consists of interest charges associated with amounts due to related parties, Mark Nordlicht, our former Chairman, and Edward O’Connor, our President. The increase in interest expense to related parties during the three-month period ended March 31, 2008 is primarily due to the increase in basis on which the interest is imputed, using the effective interest method.

Income tax

Income tax benefit/expense consists of federal and state current and deferred income tax or benefit based on our net income. The increase in income tax benefit during the three-month ended March 31, 2008 when compared to the income tax expense we incurred during the comparable prior year period is primarily due to losses we incurred during the three-month period ended March 31, 2008 compared to profits we earned during the three-month period ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance as of March 31, 2008 amounts to approximately $10.4 million.

During the three-month period ended March 31, 2008, we generated cash from operating activities of approximately $466,000, primarily resulting from:

  net loss of approximately $770,000, adjusted for the amortization of debt discount of approximately $92,000; and

  a decrease in prepaid income taxes assets resulting from the reimbursement during the three-month period ended March 31, 2008 of the 2007 federal estimated tax payments /income tax payable of 3.6 million resulting from the payment of estimated income taxes.

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

On May 30, 2006, our Board of Directors authorized us to repurchase such number of shares of our common stock that have an aggregate purchase price not in excess of $200,000 at the rate of up to $50,000 worth of common stock each quarter. The Company repurchased 4,800 shares at a cost aggregating $2,506 since the commencement of the share repurchase program. We did not repurchase any shares during the three-month period ended March 31, 2008.

GOING CONCERN

The Company believes it has enough funds to meet its obligations, based on its internal projections, for at least the next twelve months. However, the Company cannot guarantee that it will do so. If there are unforeseen expenses or financial obligations which occur during that period, the Company may not be able to meet such obligations. Additionally, if the Company acquires a brokerage or trading firm or a technology company which could be instrumental in the Company’s long-term growth, this could hamper the Company’s ability to continue as going concern, both from a short-term or a long-term perspective, and the Company would have to resort to financing, through either debt or equity placements, for the funding of either such acquisitions or unforeseen expenses or financial obligations. There can be no assurance that any such financing would be available on acceptable terms, or at all.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of significant accounting policies is included in Note 2 of the audited financial statements included in this Annual Report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition. Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for us include the following:

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

The FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements

Statement No.160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. FASB No.160 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that FAS No. 160 will have any impact on its financial statements.

In March 2008, the FASB FASB No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

n/a ITEM 4T. CONTROLS AND PROCEDURES Evaluation of Disclosure Controls and Procedures

     As of March 31, 2008, our management our President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and our Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

     During the quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

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

     On January 17, 2008, Lead Plaintiff filed a Consolidated Amended Class Action Complaint ("Complaint.") The Complaint seeks unspecified damages arising from alleged violations of the federal securities laws, including the Securities Exchange Act of 1934, 15 U.S.C. ss. 78a et seq., (the "Exchange Act"), and Rule 10b-5 under the Exchange Act, 17 C.F.R. ss. 240.10b -5. The Complaint alleges, among other things, that during the class period of January 22, 2007 to May 14, 2007, defendants failed to disclose certain information in public filings and statements, made materially false and misleading statements and misrepresentations in public filings and statements, sold artificially inflated stock and engaged in improper deals, had an improper relationship with and "schemed" with its customer Bank of Montreal ("BMO"), and understated the Company's reliance on its relationship with BMO. The Complaint alleges that while the Company's stock was trading at artificially inflated prices, certain defendants sold shares of common stock of the Company.

     On February 15, 19, and 20, 2008, the Company and individual defendants Nordlicht, Cassidy, Helmig, O'Connor and Boisseau filed motions to dismiss the Complaint. On April 1 and 4, 2008, Plaintiffs filed their oppositions to the Defendants' motions. On April 3, Judge Kaplan ordered the individual defendants to file only a single joint reply memorandum in response to Plaintiffs' oppositions. On April 22, 2008, the Company filed its reply memorandum of law in support of its motion to dismiss the Complaint, and the individuals defendants filed their joint reply memorandum of the same. All parties also advised the Court of their availability for oral argument on the motions, and await a response.

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

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on March 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350*
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350*

* Filed herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 12, 2008

Optionable, Inc.

By: /s/ Edward O’Connor
Edward O’Connor
President and Director
(Principal Executive Officer)

By: /s/ Marc-Andre Boisseau
Marc Andre-Boisseau
Chief Financial Officer
(Principal Financial Officer)