Form 10-Q
period 2008-06-30
Optionable Inc
filed 2008-08-13
CIK 1303433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

ý	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2008.

or

o	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ___________________ to _______________

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

The number of outstanding shares of the registrant’s Common Stock as of August 11, 2008 is 52,423,403.

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
SIGNATURES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
OPTIONABLE, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
ASSETS	(Unaudited)	(1)
Current Assets:
Cash and cash equivalents	$9,617,944	$9,919,727
Prepaid income taxes	1,440,847	2,281,432
Deferred Tax Assets	281,356	281,356
Other current assets	399,905	387,636
Total current assets	11,740,052	12,870,151

Property and equipment, net of accumulated depreciation of $617,889 and $457,204
at June 30, 2008 and December 31, 2007, respectively	138,054	186,231
Other assets	19,900	19,900

Total assets	$11,898,006	$13,076,282

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$295,367	$388,191
Other liabilities	4,207	4,207
Total current liabilities	299,574	392,398

Other liabilities	61,472	59,367
Due to stockholder, net of unamortized discount of $2,792,336 and $3,256,311
at June 30, 2008 and December 31, 2007, respectively	2,252,174	2,088,196
Due to executive officer, net of unamortized discount of $378,735 and $400,976
at June 30, 2008 and December 31, 2007, respectively	129,962	107,721
Total liabilities	2,743,182	2,647,682

Stockholders' Equity:
Preferred Stock; $.0001 par value, 5,000,000 shares authorized, none issued
and outstanding	-	-
Common stock; $.0001 par value, 100,000,000 shares authorized,
52,428,203 issued and 52,423,403 outstanding at June 30, 2008 and December 31, 2007, respectively	5,242	5,242
Additional paid-in capital	162,754,726	162,743,356
Treasury stock at cost, 4,800 shares	(2,506)	(2,506)
Accumulated deficit	(153,602,638)	(152,317,492)

Total stockholders’ equity	9,154,824	10,428,600

Total liabilities and stockholders’ equity	$11,898,006	$13,076,282

(1) Derived from audited financial statements

See Notes to Unaudited Financial Statements.
3

OPTIONABLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three-month periods ended		For the six-month periods ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Brokerage fees	$-	$2,609,149	$-	$8,720,065
Brokerage fees-related parties	-	250,333	-	1,151,798
Incentives-stockholder	-	1,198,091	-	3,285,058
Net revenues	-	4,057,573	-	13,156,921

Cost of revenues	-	4,851,690	-	7,826,299
Cost of revenues-related parties	-	-	-	30,013
	-	4,851,690	-	7,856,312

Gross profit	-	(794,117)	-	5,300,609

Operating expenses:
Selling, general and administrative	582,849	5,452,283	1,604,584	6,209,134
Impairment-consideration receivable from stockholder	-	145,771,879	-	145,771,879
Impairment-intangible asset	-	1,085,610	-	1,085,610
Research and development	215,400	299,917	460,445	523,922

Total operating expenses	798,249	152,609,689	2,065,029	153,590,545

Operating loss	(798,249)	(153,403,806)	(2,065,029)	(148,289,936)

Other income (expense):
Interest income	68,095	98,853	156,688	197,314
Other income	-	-	-	5,100
Other expense	-	(15,000)	-	(15,000)
Interest expense to related parties	(94,500)	(83,884)	(186,219)	(165,280)
	(26,405)	(31)	(29,531)	22,134

Loss before income tax	(824,654)	(153,403,837)	(2,094,560)	(148,267,802)

Income tax benefit ( expense)	313,643	1,322,538	809,414	(710,436)

Net loss	$(511,011)	$(152,081,299)	$(1,285,146)	$(148,978,238)

Basic earnings per common share	$(0.01)	$(2.91)	$(0.02)	$(2.85)

Diluted earnings per common share	$(0.01)	$(2.91)	$(0.02)	$(2.85)

Basic and diluted weighted average common
shares outstanding	52,023,047	52,214,944	52,023,047	52,214,944

See Notes to Unaudited Financial Statements.
4

OPTIONABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six-month periods ended
	June 30,
	2008	2007
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(1,285,146)	$(148,978,238)
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	48,177	55,483
Amortization of debt discount	186,219	165,280
Amortization of intangible asset	-	70,390
Amortization of consideration receivable from stockholder	-	3,312,997
Provision for doubtful accounts	(625)	636,881
Fair value of warrants and options	11,370	4,022,194
Fair value of shares issued to chief executive officer	-	181,987
Loss on sale of trading right	-	15,000
Impairment-consideration receivable from stockholder	-	145,771,879
Impairment- intangible asset	-	1,085,610
Changes in operating assets and liabilities:
Accounts receivable	625	1,750,365
Accounts receivable-related parties	-	181,213
Due from related party	-	488,273
Incentives receivable from stockholder	-	666,912
Other current assets	(12,267)	(65,090)
Accounts payable and accrued expenses	(90,722)	150,157
Prepaid income taxes	840,586	(3,039,564)
Accrued compensation	-	(1,213,909)

Net cash (used in) provided by operating activities	(301,783)	5,257,820

Cash flows used in investing activities:
Acquisition of intangible asset	-	(400,000)
Acquisition of trading rights	-	(1,180,250)
Proceeds from disposition of trading right	-	565,000
Purchases of property and equipment	-	(241,238)

Net cash used in investing activity	-	(1,256,488)

Cash flows from financing activities:

Proceeds from exercise of options	-	34,600
proceeds from exercise of warrants	-	185,000

Net cash provided by financing activities	-	219,600

Net (decrease) increase in cash	(301,783)	4,220,932

Cash, beginning of period	9,919,727	7,913,393

Cash, end of period	$9,617,944	$12,134,325

Supplemental disclosures of cash flow information:
Cash paid for taxes	$-	$3,750,000

Cash paid for interest	$-	$-

Noncash investing and financing activities:

Fair value of warrants issued in connection with the acquisition of intangible asset	$-	$756,000

See Notes to Unaudited Financial Statements.
5

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1-Organization, Description of Business and Going Concern

Optionable, Inc. (the "Company") was formed in Delaware in February 2000 to offer trading and brokerage services to brokerage firms, financial institutions, energy traders, and hedge funds nationwide. The Company is located in the New York metropolitan area. The Company offers its services through an automated electronic trading platform.

Recent Developments since May 2007

Several recent developments since May 2007, such as a statement made by the Company's most significant customer, such customer's suspension of its business relationship with the Company, the matters discussed in Note 9, together with the combined succession of events since then have had a significant adverse impact on our business, including current and, likely, future results of operations and financial condition and have impacted the Company's ability to continue to operate as a brokerage services provider through traditional voice-brokerage and on the floor of a US exchange. Consequently, the Company is formulating a revised strategy to:

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

Principles of consolidation

The accompanying consolidated financial statements include the results of operations of Opex International, Inc. and Hydra Commodity Services, Inc. for the six-month period ended June 30, 2008 and 2007. All material inter-company accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

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

The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation

("FDIC") up to $100,000. During the six-month periods ended June 30, 2008 and 2007, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

Customer Concentration

One of the Company's customers accounted for approximately 24% of its revenues during the six-month period ended June 30, 2007. During May 2007, this customer announced that it was suspending its relationship with the Company and that customer has not used the Company's services in connection with any additional transactions since that time.

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

Depreciation expense amounted to approximately $48,000 and $55,000 during the six-month period ended June 30, 2008 and 2007, respectively.

Software Development Costs

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed". Costs of maintenance and customer support will be charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first. The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no software development costs have been capitalized at June 30, 2008 and December 31, 2007, respectively.

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

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options amounted to 1,363,000 at June 30, 2008 and December 31, 2007. The outstanding warrants amounted to 19,426,000 at June 30, 2008 and December 31, 2007. The outstanding warrants at June 30, 2008 and December 31, 2007 include 18,526,000 warrants issued to an investor but for which the Company has not received the agreed consideration. The options and warrants outstanding at June 30, 2008 and June 30, 2007 have been excluded from the computation of diluted earnings per share due to their antidilutive effect.

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

The FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161,

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

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2- Summary of Significant Accounting Policies-Continued

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. We are currently evaluating the effects, if any, that SFAS No. 162 may have on our financial reporting.

Note 3-Trading rights

During March 2007, the Company acquired two trading rights for an aggregate amount of approximately $1,180,250, allowing it to operate on the floor of a United States exchange. During June 2007, the Company sold one of its trading rights for $565,000, generating a loss of $15,000 which is included in other expenses.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4-Agreement with NYMEX Holding, Inc.

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

(Unaudited)

Note 4-Agreement with NYMEX Holding, Inc.- Continued

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

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4-Agreement with NYMEX Holding, Inc.-Continued

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

The Company has provided for an allowance for doubtful accounts for the incentives receivable from the Investor of approximately $640,000 at June 30, 2008 and December 31, 2007.

Note 5- Intangible Asset

During March 2007, the Company acquired the customer list of HQ Trading, an energy derivatives brokerage firm, and assumed its continued operations. The Company acquired such assets to expand its customer base and provide a critical mass entry in the crude oil options market. The terms of the agreement provided, among other things, the following:

•	$400,000 payable to the owners of HQ Trading upon execution of final agreement;
•	$400,000 payable to the owners of HQ Trading in September 2008;
•	$400,000 payable to the owners of HQ Trading in March 2010;
•

900,000 warrants with an exercise price of $5 per share and expiring in March 2012, of which 300,000 are exercisable immediately and 600,000 become exercisable in March 2008 if the continued operations of HQ Trading generate revenues exceeding $1.2 million for the 12-month period following the final agreement.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5- Intangible Asset-Continued

The aggregate value assigned to the consideration amounted to $1,156,000 and is as follows:

•	The cash consideration amounts to $400,000.
•

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

The fair value of the consideration was assigned to customer relationships and was amortized over a period of three years. The Company recognized approximately $70,000 during the six-month period ended June 30, 2007 and is included as selling, general and administrative expenses in the accompanying consolidated statement of income.

During May 2007, following the occurrence of the events which are the subject of the matters discussed in Note 10, "Litigation", the former owners of HQ Trading agreed to unwind the acquisition. As part of the unwinding, the former owners of HQ Trading released the Company from its obligations related to the two payments of $400,000 payable in September 2008 and March 2010 and agreed to the cancellation of the 900,000 warrants. The former owners of HQ Trading retained the $400,000 which was paid upon execution of the final agreement. Both parties retained the right to use the HQ Trading customer list. Accordingly, the Company did not recognize the fair value of the remaining 600,000 warrants and the two payments of aggregating $800,000.

At June 30, 2007, the Company believed that, following the separation agreement with the former owners of HQ Trading effective May 2007, the carrying value of the client list acquired in March 2007 has been impaired. The Company is currently unable to assert that it will derive any benefit from this client list in the foreseeable future. Accordingly, it has recorded a charge to its statement of operations amounting to the carrying value at June 30, 2007, which amounted to approximately $1.1 million.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6-Due to Related Parties

The terms and amounts of due to related parties at June 30, 2008 and December 31, 2007 are as follows:

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

	As of
	June 30,	December 31,
	2008	2007
	$5,044,510	$5,044,510
Discount, using initial implied rate of 12%:	(2,792,336)	(2,956,314)
	$2,252,174	$2,088,196

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

	As of
	June 30,	December 31,
	2008	2007
	$508,697	$508,697
Discount, using initial implied rate of 12%:	(378,735)	(400,976)
	$129,962	$107,721

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

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6-Due to Related Parties-Continued

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

The amortization of the discount on the due to related parties amounted to approximately $186,000 and $165,000 during the six-month period ended June 30, 2008 and 2007, respectively.

Note 7- Other Related Party Transactions

The Company provided administrative services to a related party, an entity owned by the Company's former Chief Executive Officer and an Executive Officer. The Company charged approximately $8,000 during the six-month ended June 30, 2007. This agreement was terminated by both parties effective June 30, 2007.

The Company has recognized revenues of approximately $250,000 during the six-month period ended June 30, 2007 from two related parties, entities in which one of its stockholders and former Chairman of the Board is also the managing director.

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

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7- Other Related Party Transactions-continued

The Company's share of revenues of the floor brokerage services amounted to approximately $901,000 during the six-month period ended June 30, 2007. The Company's share of expenses of the floor brokerage services amounted to approximately $15,000 during the six-month period ended June 30, 2007. The Company has received approximately $105,000 from the related party in connection with such floor brokerage services during the six-month period ended June 30, 2007. Additionally, in April 2007, the Company reimbursed the related party approximately $165,000 for commissions paid to a broker that such related party paid on the Company’s behalf.

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

Note 8- Stockholders' Equity

During the six-month period ended June 30, 2007 the Company issued 30,689 shares of common stock, respectively, to its former Chief Executive Officer. The fair value of such shares issued amounted to approximately $182,000, based on the quoted price of the Company's common stock at the date of issuance. The shares were issued pursuant to the employment agreement between the Company and its former Chief Executive Officer.

Stock Compensation Plan

During November 2004, the Company adopted the 2004 Stock Option Plan ("2004 Plan"). The 2004 Plan allows for the grant of both incentive stock options and nonstatutory stock options. The 2004 Plan may be administered, interpreted and constructed by the Board of Directors or a compensation committee. The maximum number of shares of common stock which may be issued pursuant to options granted under the 2004 Plan may not exceed 7,500,000 shares. There are 1,363,000 options outstanding at June 30, 2008 and December 31, 2007. The Company granted 2,393,000 options during the six-month period ended June 30, 2008. The Company did not grant any options during the six-month period ended June 30, 2008. The options outstanding vest over periods of up to three years.

During June 30, 2008 and 2007, the Company recorded share-based payment expenses amounting to approximately $11,000 and $4.0 million, respectively, in connection with all options outstanding at the respective measurement dates.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8- Stockholders' Equity-continued

The amortization of share-based payment were recorded in cost of revenues during the six-month period ended June 30, 2007 and in selling, general, and administrative expenses during the six-month period ended June 30, 2008.

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for optionholders, which is generally the vesting period of the options.

The fair value of the options is based on the Black Scholes Model using the following assumptions :

2007
Exercise price :	$ 4.63-$7.17
Market price at date of grant :	$ 4.63-$7.17
Volatility :	52%
Expected dividend rate :	0%
Expected terms:	3 years
Risk-free interest rate :	4.54%

The expected volatility was based on the average historical volatility of comparable publicly-traded companies considering the Company's period of observable historical data is shorter than the terms of the options.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8- Stockholders' Equity-continued

The total compensation cost related to nonvested options not yet recognized amounted to approximately $27,000 at June 30, 2008 and the Company expects that it will be recognized over the following weighted-average period of 15 months.

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

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8- Stockholders' Equity-continued Other warrants

During February 2006, the Company issued 1,200,000 warrants to a company wholly-owned by its former Chief Executive Officer. The exercise price of the warrants is $0.95 per share. The warrants expire in February 2009. The warrants become exercisable in tranches of up to 400,000 warrants beginning June 30, 2006, and every six months thereafter, upon reaching certain trading milestones by two of the Company's customers. The Company recognizes the fair value of the exercisable warrants when performance has occurred. The Company recognized expenses of $120,000 during the six-month period ended June 30, 2007 in connection with all warrants which became exercisable during the respective periods.

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

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8- Stockholders' Equity-continued

During 2007, the Company issued warrants to a US exchange ( See Note 5-Agreement with NYMEX Holding, Inc ). The terms of the warrant issued by the Company (the "Warrant"), as contemplated in the Stock and Warrant Purchase Agreement, permit the Investor to purchase a number of shares of Common Stock sufficient to increase the Investor's ownership of the Company's Common Stock to an amount not to exceed 40% of the Company's then outstanding Common Stock on a fully diluted basis, based on the assumption that the Investor has retained ownership of the Purchased Shares and any shares of Common Stock previously issued to the Investor upon a partial exercise of the Warrant. The Warrant could be exercisable at any time and from time to time prior to October 10, 2008 at an exercise price per share equal to $4.30 (the "Exercise Price"). The Warrant does not contain a cashless exercise feature. The Exercise Price is subject to certain customary adjustments to protect against dilution. The warrants are exercisable into 18,526,000 shares of the Company’s common stock at June 30, 2008.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8- Stockholders' Equity-continued

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

Note 8- Stockholders' Equity-continued

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

Note 9- Litigation and Contingencies

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

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9- Litigation and Contingencies-continued

     On February 15, 19, and 20, 2008 the Company and individual defendants Nordlicht, Cassidy, Helmig, O’Connor and Boisseau filed motions to dismiss the Complaint. On April 1 and 4, 2008 , Plaintiffs filed their oppositions to the Defendants' motions. On April 3, 2008 Judge Kaplan ordered the individual defendants to file only a single joint reply memorandum in response to Plaintiffs' oppositions. On April 22, 2008 the Company filed its reply memorandum of law in support of its motion to dismiss the Complaint, and the individual defendants filed their joint reply memorandum of the same.

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

The Company and the Investor also entered into a registration rights agreement, dated April 10, 2007 (the “Registration Rights Agreement”), pursuant to which, among other things, we have provided the Investor, subject to standard exceptions, with (a) unlimited “piggyback” rights subject to standard underwriter lockup and cutback provisions and (b) the right to two demand registrations for underwritten offerings or take downs off of a shelf registration statement, provided that (i) a minimum of $5,000,000 of our common stock is offered in such demand registration or take down and (ii) we will not be obligated to effectuate more than one underwritten offering pursuant to a demand registration by the Investor in any six-month period. In addition, if we are eligible to register our securities on Form S-3 (or any successor form then in effect), the Investor will be entitled to unlimited registrations on Form S-3 (or any successor form then in effect), including shelf registrations, provided that (a) a minimum of $5,000,000 of common stock is offered in the S-3 registration and (b) we will not be obligated to effect more than two S-3 registrations in any twelve month period. An S-3 registration will not count as a demand registration, unless such registration is for an underwritten offering or an underwritten take down off of an existing, effective shelf registration statement.

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

RESULTS OF OPERATIONS - Three and six month periods ended June 30, 2008 as compared to 2007

Results of Operations
(Unaudited)

			Increase/	Increase/			Increase/	Increase/
	For the three-month period ended		(Decrease)	(Decrease)	For the six-month periods ended		(Decrease)	(Decrease)
	June 30,		in $ 2008	in % 2008	June 30,		in $ 2008	in % 2008
	2008	2007	vs 2007	vs 2007	2008	2007	vs 2007	vs 2007

Brokerage fees	$-	$2,609,149	$(2,609,149)	NM	$-	$8,720,065	$(8,720,065)	NM
Brokerage fees-related parties	-	$250,333	(250,333)	NM	-	1,151,798	(1,151,798)	NM
Incentives	-	$1,198,091	(1,198,091)	NM	-	3,285,058	(3,285,058)	NM
Net revenues	-	4,057,573	(4,057,573)	NM	-	13,156,921	(13,156,921)	NM

Cost of revenues	-	4,851,690	(4,851,690)	NM	-	7,826,299	(7,826,299)	NM
Cost of revenues-related parties	-	-	-	NM	-	30,013	(30,013)	NM
	-	4,851,690	(4,851,690)	NM	-	7,856,312	(7,856,312)	NM

Gross profit	-	(794,117)	794,117	NM	-	5,300,609	(5,300,609)	NM

Operating expenses:
Selling, general and administrative	582,849	5,452,283	(4,869,434)	-89.3%	1,604,584	6,209,134	(4,604,550)	-74.2%

Impairment-considerable receivable from stockholder	-	145,771,879	(145,771,879)	NM	-	145,771,879	(145,771,879)	NM
Impairment-intangible asset	-	1,085,610	(1,085,610)	NM	-	1,085,610	(1,085,610)	NM
Research and development	215,400	299,917	(84,517)	-28.2%	460,445	523,922	(63,477)	-12.1%
Total operating expenses	798,249	152,609,689	(151,811,440)	-99.5%	2,065,029	153,590,545	(151,525,516)	-98.7%

Operating income	(798,249)	(153,403,806)	152,605,557	NM	(2,065,029)	(148,289,936)	(146,224,907)	NM

Other income (expense):
Interest income	68,095	98,853	(30,758)	-45.2%	156,688	197,314	(40,626)	-25.9%
Other Income	-	-	-	NM	-	5,100	(5,100)	NM
Other expense	-	(15,000)	(15,000)	NM	-	(15,000)	(15,000)	NM
Interest expense-related parties	(94,500)	(83,884)	10,616	12.7%	(186,219)	(165,280)	20,939	12.7%
	(26,405)	(31)	26,374	NM	(29,531)	22,134	51,665	NM

Net income before income tax	(824,654)	(153,403,837)	152,579,183	NM	(2,094,560)	(148,267,802)	146,173,242	NM

Income tax benefit ( expense)	313,643	1,322,538	1,008,895	NM	809,414	(710,436)	1,519,850	NM

Net income	$(511,011)	$(152,081,299)	$151,570,288	NM	$(1,285,146)	$(148,978,238)	$147,693,092	NM

NM: Not meaningful
35

Revenues consist primarily of fees earned from natural gas derivatives transactions and related incentive arrangements.

The decrease in brokerage fees during the three and six month periods ended June 30, 2008 when compared to the prior year periods is primarily due to an decrease in the brokerage fees resulting from decreased volume of transactions of natural gas derivatives traded on the OTC market on behalf of existing clients during the current year periods. We have not generated any meaningful brokerage fees since the second quarter of 2007.

The decrease in brokerage fees-related party during the three and six month periods ended June 30, 2008 when compared to the prior year periods is primarily due to the fact that our agreement with Capital Energy Services, Inc., a related party, was effective during one month (i.e. January 2007). This agreement was terminated January 31, 2007.

The decrease in incentives earned during the three and six month periods ended June 30, 2008 when compared to the prior year periods, pursuant to an agreement with a US exchange, the Investor, was due to a higher volume of cleared OTC transactions handled by us on such exchange during the prior year period. We have not generated any meaningful incentive revenues since the second quarter of 2007.

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

Cost of revenues

Cost of revenues consists primarily of compensation of personnel directly associated with handling the natural gas derivative transactions on behalf of our clients as well as expenses associated with our floor brokerage operations. The decrease in cost of revenues during the three and six month periods ended June 30, 2008 when compared to the prior year periods is primarily attributable to the termination of employment of substantially all our brokers during 2007, which reduced our compensation expenses ( including salary, commissions, and share-based payment) associated with the employment of such brokers.

We expect that our cost of revenues for the remainder of 2008 will decrease, commensurate with an expected decrease in revenues, unless we implement our revised strategy which could change our business model.

Selling, general, and administrative expenses

Selling, general, and administrative expenses consists primarily of legal fees, incurred in connection with the Company’s attention to certain allegations made recently and to our responses to and compliance with requests for documents and information received from the United States Commodity Futures Trading Commission (the “CFTC”), the United States Securities and Exchange Commission (the “SEC”), the United States Department of Justice (the “DOJ”) and a grand jury subpoena received from the New York County District Attorney’s office (the “District Attorney’s Office”), or to handle certain matters which occur during the course of our operations, and compensation of personnel supporting our operations. It also includes the amortization of the consideration receivable from Investor and allowance for bad debt. The decrease in selling, general, and administrative expenses during the three and six month periods ended June 30, 2008, when compared to the prior year periods is primarily due to the following:

  one-time amortization of the Consideration receivable from the Investor of approximately $3.3 million which was recorded during the second quarter of 2007;

  decreased legal fees of approximately $265,000. The decrease in legal fees is primarily due to higher legal fees incurred during the first half of 2007 in connection with our attention to certain allegations made recently, our responses to, and compliance with the governmental requests described above, and in connection with the NYMEX transaction. We did not have as many governmental requests during the six-month period ended June 30, 2008;

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

Research and development

Research and development expenses consist primarily of compensation of personnel and consultants associated with the development and testing of our automated electronic trading system. The decrease in research and development expenses during the three and six month period ended June 30, 2008 when compared to the prior year periods is primarily due to the following:

  decreased number of software engineers used in the development of OPEX during the three and six month periods ended June 30, 2008 offset by increased compensation rate for existing software engineers and quality and assurance personnel working on electronic platform, OPEX.

We expect that our research and development expenses to enhance features and functionalities of OPEX may exceed $1 million during 2008.

Impairment- Consideration receivable from Investor and Impairment- Intangible Asset

The impairment- consideration receivable from Investor and impairment- intangible asset consists of onetime losses attributable to the lack of perceived likely benefits from 1) the consideration the Investor had agreed to provide to the Company pursuant to the Stock and Warrant Purchase Agreement and 2) the constructive rescission of the HQ Trading acquisition. The Stock and Warrant Purchase Agreement and the HQ Trading acquisition both took place during the three and six-month ended June 30, 2007 and no similar expenses occurred during the three and six-month period ended June 30, 2008.

Interest income

Interest income consists primarily of interest earned on interest-bearing cash and cash equivalents. The decrease in interest income during the three and six month period ended June 30, 2008 when compared to the prior year periods is primarily due to an decrease in interest rate we earned on our cash and cash equivalents’ interest bearing balances.

Interest expense to related parties

Interest expense to related parties consists of interest charges associated with amounts due to related parties, Mark Nordlicht, our former Chairman, and Edward O’Connor, our President. The increase in interest expense to related parties during the three and six month periods ended June 30, 2008 is primarily due to the increase in basis on which the interest is imputed, using the effective interest method.

Income tax

Income tax benefit/expense consists of federal and state current and deferred income tax or benefit based on our net income. The increase in income tax benefit during the three and six month periods ended June 30, 2008 when compared to the income tax expense we incurred during the comparable prior year period is primarily due to losses we incurred during the three and six month periods ended June 30, 2008 compared to profits we earned during the three and six month periods ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance as of June 30, 2008 amounts to approximately $9.6 million.

During the six-month period ended June 30, 2008, we used cash from operating activities of approximately $301,000, primarily resulting from:

  net loss of approximately $1.3 million, adjusted for the amortization of debt discount of approximately $186,000; and

  a decrease in prepaid income taxes assets resulting from the reimbursement during the six- month period ended June 30, 2008 of the 2007 federal estimated tax payments /income tax payable offset by the current year tax benefits resulting from operating losses.

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

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. We are currently evaluating the effects, if any, that SFAS No. 162 may have on our financial reporting.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

n/a

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     As of June 30, 2008, our management our President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and our Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

     During the quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

August 13, 2008

Optionable, Inc.

By: /s/ Edward O’Connor
Edward O’Connor
President and Director
(Principal Executive Officer)

By: /s/ Marc-Andre Boisseau
Marc Andre-Boisseau
Chief Financial Officer
(Principal Financial Officer)