Form 10-Q
period 2008-09-30
Optionable Inc
filed 2008-11-12
CIK 1303433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

ý	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2008.

or

o	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from ___________	to ___________

Commission File Number: 000-51837

OPTIONABLE, INC. (Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2219407
(State or Other Jurisdiction of Incorporation or	(IRS Employer Identification No.)
Organization)

95 Croton Avenue, Suite 32, Ossining, NY	10562
(Address of Principal Executive Offices)	(Zip Code)

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

The number of outstanding shares of the registrant’s Common Stock as of November 11, 2008 is 52,423,403.

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
SIGNATURES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OPTIONABLE, INC.
CONSOLIDATED BALANCE SHEETS
	September 30, 2008	December 31, 2007 (1)
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$9,305,496	$9,919,727
Prepaid income taxes	1,497,525	2,281,432
Deferred tax assets	296,843	281,356
Other receivable	262,742	-
Other current assets	370,757	387,636
Total current assets	11,733,363	12,870,151

Property and equipment, net of accumulated depreciation of $731,518 and $569,712
at September 30, 2008 and December 31, 2007, respectively	-	186,231
Other assets	-	19,900

Total assets	$11,733,363	$13,076,282

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$401,789	$388,191
Other liabilities	-	4,207
Total current liabilities	401,789	392,398

Other liabilities	-	59,367
Due to stockholder, net of unamortized discount of $2,706,602 and $2,956,314
at September 30, 2008 and December 31, 2007, respectively	2,337,908	2,088,196
Due to executive officer, net of unamortized discount of $367,107 and $400,976
at September 30, 2008 and December 31, 2007, respectively	141,590	107,721
Total liabilities	2,881,287	2,647,682

Stockholders' Equity:
Preferred Stock; $.0001 par value, 5,000,000 shares authorized, none issued
and outstanding	-	-
Common stock; $.0001 par value, 100,000,000 shares authorized,
52,428,203 issued and 52,423,403 outstanding at September 30, 2008 and
December 31, 2007, respectively	5,242	5,242
Additional paid-in capital	162,760,411	162,743,356
Treasury stock at cost, 4,800 shares	(2,506)	(2,506)
Accumulated deficit	(153,911,071)	(152,317,492)

Total stockholders’ equity	8,852,076	10,428,600

Total liabilities and stockholders’ equity	$11,733,363	$13,076,282

(1) Derived from audited financial statements

See Notes to Unaudited Financial Statements.

OPTIONABLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three-month periods ended		For the nine-month periods ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Brokerage fees	$-	$63,872	$-	$8,783,937
Brokerage fees-related parties	-	-	-	1,151,798
Incentives-stockholder	-	-	-	3,285,058
Net revenues	-	63,872	-	13,220,793

Cost of revenues	-	34,688	-	7,860,987
Cost of revenues-related parties	-	-	-	30,013
	-	34,688	-	7,891,000

Gross profit	-	29,184	-	5,329,793

Operating expenses:
Selling, general and administrative	226,646	1,264,630	1,831,230	7,473,764
Impairment-consideration receivable from stockholder	-	-	-	145,771,879
Impairment-intangible asset	-	-	-	1,085,610
Research and development	98,660	209,657	559,105	733,579

Total operating expenses	325,306	1,474,287	2,390,335	155,064,832

Operating loss	(325,306)	(1,445,103)	(2,390,335)	(149,735,039)

Other income (expense):
Interest income	42,070	88,581	198,758	285,895
Other expense	-	(5,350)	-	(15,250)
Interest expense to related parties	(97,362)	(86,405)	(283,581)	(251,685)
	(55,292)	(3,174)	(84,823)	18,960

Loss before income tax	(380,598)	(1,448,277)	(2,475,158)	(149,716,079)

Income tax benefit ( expense)	72,165	356,230	881,579	(354,206)

Net loss	$(308,433)	$(1,092,047)	$(1,593,579)	$(150,070,285)

Basic earnings per common share	$(0.01)	$(0.02)	$(0.03)	$(2.87)

Diluted earnings per common share	$(0.01)	$(0.02)	$(0.03)	$(2.87)

Basic weighted average common
shares outstanding	52,023,047	52,423,403	52,023,047	52,285,194

Diluted weighted average common shares outstanding	52,023,047	52,423,403	52,023,047	52,285,194

See Notes to Unaudited Financial Statements.

OPTIONABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine-month periods ended
	September 30,
	2008	2007
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(1,593,579)	$(150,070,285)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	161,806	80,339
Amortization of debt discount	283,581	251,685
Amortization of intangible asset	-	70,390
Amortization of consideration receivable from stockholder	-	3,312,997
Provision for doubtful accounts	(625)	642,073
Fair value of warrants and options	17,055	4,025,716
Fair value of shares issued to chief executive officer	-	181,987
Loss on sale of trading right	-	15,250
Impairment-consideration receivable from stockholder	-	145,771,879
Impairment- intangible asset	-	1,085,610
Changes in operating assets and liabilities:
Accounts receivable	625	2,094,573
Accounts receivable-related parties	-	182,338
Due from related party	-	488,273
Incentives receivable from stockholder	-	666,912
Deferred tax assets	(15,487)	-
Other current assets	16,879	(193,376)
Other receivable	(262,742)	-
Other assets	19,900	150,000
Accounts payable and accrued expenses	(25,552)	127,277
Prepaid income taxes	783,908	(3,395,794)
Accrued compensation	-	(1,891,885)

Net cash (used in) provided by operating activities	(614,231)	3,595,959

Cash flows used in investing activities:
Acquisition of intangible asset	-	(400,000)
Acquisition of trading rights	-	(1,180,250)
Proceeds from disposition of trading rights	-	1,165,000
Purchases of property and equipment	-	(241,238)

Net cash used in investing activities	-	(656,488)

Cash flows from financing activities:

Proceeds from exercise of options	-	34,600
proceeds from exercise of warrants	-	185,000

Net cash provided by financing activities	-	219,600

Net (decrease) increase in cash	(614,231)	3,159,071

Cash, beginning of period	9,919,727	7,913,393

Cash, end of period	$9,305,496	$11,072,464

Supplemental disclosures of cash flow information:
Cash paid for taxes	$-	$3,750,000

Cash paid for interest	$-	$-

Noncash investing and financing activities:

Fair value of warrants issued in conncetion with the acquisition of
intangible asset	$-	$756,000

Disposition of property and equipment in connection with
cancellation of lease	$24,425	$-

See Notes to Unaudited Financial Statements.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1-Organization, Description of Business and Going Concern

Optionable, Inc. (the "Company") was formed in Delaware in February 2000 to offer trading and brokerage services to brokerage firms, financial institutions, energy traders, and hedge funds nationwide. The Company is located in the New York metropolitan area. The Company offers its services through an automated electronic trading platform, OPEX.

Recent Developments since May 2007

Several recent developments since May 2007, such as a statement made by the Company's most significant customer, such customer's suspension of its business relationship with the Company, the matters discussed in Note 10, together with the combined succession of events since then have had a significant adverse impact on its business, including current and, likely, future results of operations and financial condition and have impacted the Company's ability to continue to operate as a brokerage services provider through traditional voice-brokerage and on the floor of a US exchange. Effective November 4, 2008, the Company is suspending the development of OPEX, but the Company will continue to maintain it. Consequently, the Company is formulating a revised strategy to:

1) seek advice from investment brokers as to whether it should sell its technology; 2) merge with another company, with a preference to combine with an operating brokerage firm;

The Company is also considering whether it should satisfy its existing obligations with current creditors and distribute its remaining assets to its stockholders.

The Company has not generated revenues since the third quarter of 2007. The Company believes that if it merges with existing brokerage firms, it may be able to maximize the value of its intangible assets. While the Company is in discussions for strategic transactions with certain brokerage firms from time to time, none of such discussions have materialized into an agreement with any of these parties. The Company cannot guarantee that it will be able to enter into a strategic transaction with a third party in the foreseeable future.

While the Company believes that it is likely that will it have to sell its technology, it is currently unable to determine whether it will continue to have any significant continuing involvement in the development or operations of OPEX or the brokerage operations of brokerage firm with which it may combine its operations.

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

Principles of consolidation

The accompanying consolidated financial statements include the results of operations of Opex International, Inc. and Hydra Commodity Services, Inc. for the nine-month periods ended September 30, 2008 and 2007. All material intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

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

The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 at September 30, 2008. During the nine-month periods ended September 30, 2008 and 2007, the Company has reached bank balances exceeding the FDIC insurance limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden failure of such financial institutions

Customer Concentration

One of the Company's customers accounted for approximately 24% of its revenues during the nine-month period ended September 30, 2007. During May 2007, this customer announced that it was suspending its relationship with the Company and that customer has not used the Company's services in connection with any additional transactions since that time.

Product Concentration

All of the Company's revenues were derived from fees earned from energy derivatives transactions and related incentives provided by a United States exchange. The Company has not earned any revenues since the third quarter of 2007.

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

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2- Summary of Significant Accounting Policies-Continued

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, incentive receivable from stockholder, prepaid income taxes, other receivable and other current assets and accounts payable and accrued expenses approximate their fair value due to their short-term maturities. The carrying amounts of due to former Chairman of the Board and due to an executive officer approximate their fair value based on the Company's incremental borrowing rate.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three to five years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Depreciation expense amounted to approximately $162,000 and $80,000 during the nine-month periods ended September 30, 2008 and 2007, respectively.

Effective October 31, 2008, the Company has suspended the development of its technology and has depreciated the remaining carrying value of its computer equipment associated with the development of such technology. Additionally, the Company has disposed of its furniture to its former landlord in consideration of the cancellation of its lease.

Software Development Costs

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed". Costs of maintenance and customer support will be charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first. The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no software development costs have been capitalized at September 30, 2008 and December 31, 2007, respectively.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2- Summary of Significant Accounting Policies-Continued

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No.109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or all deferred tax assets will not be realized. Penalties and interest on underpayment of taxes are reflected in the Company’s effective tax rate.

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

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options amounted to 1,363,000 at September 30, 2008 and December 31, 2007. The outstanding warrants amounted to 19,426,000 at September 30, 2008 and December 31, 2007. The outstanding warrants at September 30, 2008 and December 31, 2007 include 18,526,000 warrants issued to an investor but for which the Company has not received the agreed consideration.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2- Summary of Significant Accounting Policies-Continued

The options and warrants outstanding at September 30, 2008 and 2007 have been excluded from the computation of diluted earnings per share due to their antidilutive effect.

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

The Company accounts for share-based payments awarded to the Investor pursuant to FAS No. 123R and Emerging Issue Task Force Release No.96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Share-based payments awarded to NYMEX Holdings, Inc. (the "Investor"), including those awarded by another holder of an economic interest in the Company as compensation for services to the Company, are share-based payments transactions. The Company measures the fair value of the equity instruments to the Investor using the stock price and other measurement assumptions as of the earlier of either of the following: 1) the date at which a commitment for performance, as defined, by the counterparty to earn the equity instruments is reached, or 2) the date at which the counterparty's performance is complete. The fair value of the equity instruments amounts to the carrying value of the consideration receivable from the Investor and is recognized over the agreed-upon terms of the consideration, which is at most 10 years. The Company evaluates the carrying value of the consideration receivable from the Investor at each measurement date.

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

The Company has not generated revenues since the third quarter of 2007. The Company believes that if it merges with existing brokerage firms, it may be able to maximize the value of its intangible assets. While the Company is in discussion for strategic transactions with certain brokerage firms from time to time, none of such discussions have materialized into an agreement with any of these parties. The Company cannot guarantee that it will be able to enter into a strategic transaction in the foreseeable future.

While the Company believes that it is likely that it will have to sell its technology, it is currently unable to determine whether it will continue to have any significant continuing involvement in the development or operations of OPEX or the brokerage operations of a brokerage firm with which it would combine its operations.

Recent Pronouncements

The FASB issued FASB Statement No. 141 (revised 2007), Business Combinations, and No. 160, Noncontrolling Interests in Consolidated Financial Statements. Statement 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. FASB No.141 R is effective for fiscal years beginning after December 15, 2008. The Company does not believe that FAS No. 141 R will have any material impact on its financial statements.

The FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements Statement No.160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. FASB No.160 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that FAS No. 160 will have any material impact on its financial statements.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2- Summary of Significant Accounting Policies-Continued

The FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. Management believes that, for the foreseeable future, this Statement will have no material impact on the financial statements of the Company once adopted.

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. The Company is currently evaluating the effects, if any, that SFAS No. 162 may have on its financial reporting.

Note 3- Other Receivable

Other receivable consists of reimbursements from an insurance company for legal fees the Company incurred in connection with certain legal matters described in Note 10. The insurance company has informed the Company that it has several conditions prior to refunding a portion of such fees, some of which related to the hourly rates and to possible duplicative work performed by the attorneys representing the Company and its current and former officers and directors. Because some of the conditions are subjective, the Company recognizes the reimbursements from the insurance company when they are authorized. The insurance company has agreed to reimburse the Company for approximately $262,000 at September 30, 2008, which is reflected in other receivables and as an offset to selling and general and administrative expenses as of and for the nine-month period ended September 30, 2008.

Note 4- Trading Rights

During March 2007, the Company acquired two trading rights for an aggregate amount of approximately $1,180,250, allowing it to operate on the floor of a United States exchange. Subsequently, during the nine-month period ended September 30, 2007 the Company sold its trading rights for $1,165,200, generating a loss of $15,000 which is included in other expenses.

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

Note 5-Agreement with NYMEX Holding, Inc.-continued

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

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7-Due to Related Parties

The terms and amounts of due to related parties at September 30, 2008 and December 31, 2007 are as follows:

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

	As of
	September 30,	December 31,
	2008	2007
	$5,044,510	$5,044,510
Discount, using initial implied rate of 12%:	(2,706,602)	(2,956,314)
	--------------	-------------
	$2,337,908	$2,088,196
	=========	========

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

	As of
	September 30,	December
	2008	2007
	$508,697	$508,697
Discount, using initial implied rate of 12%:	(367,107)	(400,976)
	-------------	------------
	$141,590	$107,721
	========	========

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

The amortization of the discount on the due to related parties amounted to approximately $284,000 and $252,000 during the nine-month period ended September 30, 2008 and 2007, respectively.

Note 8- Other Related Party Transactions

The Company provided administrative services to a related party, an entity owned by the Company's former Chief Executive Officer and an Executive Officer. The Company charged approximately $8,000 during the nine-month period ended September 30, 2007. This agreement was terminated by both parties effective June 30, 2007.

The Company has recognized revenues of approximately $250,000 during the nine-month period ended September 30, 2007 from two related parties, entities in which one of its stockholders and former Chairman of the Board is also the managing director.

In April 2004, under the Master Services Agreement, as amended on April 12, 2005, with a related party, Capital Energy Services, Inc., the Company agreed to pay certain fixed and variable fees and support services to such related party entity, partly owned by its former Chief Executive Officer and by an Executive Officer in exchange for a share of revenues of the floor brokerage services of the related party. The Company has agreed to pay a fixed fee in the amount of $50,000 per year. This agreement was terminated on January 31, 2007. The Company's share of revenues of the floor brokerage services amounted to approximately $901,000 during the nine-month period ended September 30, 2007. The Company's share of expenses of the floor brokerage services amounted to approximately $15,000 during the nine-month period ended September 30, 2007.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8- Other Related Party Transactions-continued

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

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 9- Stockholders' Equity

During the nine-month period ended September 30, 2007 the Company issued 30,689 shares of common stock, respectively, to its former Chief Executive Officer. The fair value of such shares issued amounted to approximately $182,000, based on the quoted price of the Company's common stock at the date of issuance. The shares were issued pursuant to the employment agreement between the Company and its former Chief Executive Officer.

Stock Compensation Plan

During November 2004, the Company adopted the 2004 Stock Option Plan ("2004 Plan"). The 2004 Plan allows for the grant of both incentive stock options and nonstatutory stock options. The 2004 Plan may be administered, interpreted and constructed by the Board of Directors or a compensation committee. The maximum number of shares of common stock which may be issued pursuant to options granted under the 2004 Plan may not exceed 7,500,000 shares. There are 1,363,000 options outstanding at September 30, 2008 and December 31, 2007. The Company granted 2,393,000 options during the nine-month period ended September 30, 2008. The Company did not grant any options during the nine-month period ended September 30, 2008. The options outstanding vest over periods of up to three years.

During the nine-month periods ended September 30, 2008 and 2007, the Company recorded share-based payment expenses amounting to approximately $17,000 and $4.0 million, respectively, in connection with all options outstanding at the respective measurement dates. The amortization of share-based payment were recorded in cost of revenues during the nine-month period ended September 30, 2007 and in selling, general, and administrative expenses during the nine-month period ended September 30, 2008.

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

The total compensation cost related to nonvested options not yet recognized amounted to approximately $12,000 at September 30, 2008 and the Company expects that it will be recognized over the following weighted-average period of 9.5 months.

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

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 9- Stockholders' Equity-continued

During 2007, the Company issued warrants to a US exchange ( See Note 5-Agreement with NYMEX Holding, Inc ) The terms of the warrant issued by the Company (the "Warrant"), as contemplated in the Stock and Warrant Purchase Agreement, permit the Investor to purchase a number of shares of Common Stock sufficient to increase the

Investor's ownership of the Company's Common Stock to an amount not to exceed 40% of the Company's then outstanding Common Stock on a fully diluted basis, based on the assumption that the Investor has retained ownership of the Purchased Shares and any shares of Common Stock previously issued to the Investor upon a partial exercise of the Warrant. The Warrant could be exercisable at any time and from time to time prior to October 10, 2008 at an exercise price per share equal to $4.30 (the "Exercise Price"). The Warrant does not contain a cashless exercise feature. The Exercise Price is subject to certain customary adjustments to protect against dilution. The warrants are exercisable into 18,526,000 shares of the Company’s common stock at September 30, 2008. The warrants expired in October 2008.

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

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 9- Stockholders' Equity-continued

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

On February 15, 19, and 20, 2008 the Company and individual defendants Nordlicht, Cassidy, Helmig, O’Connor and Boisseau filed motions to dismiss the Complaint. On April 1 and 4, 2008, Plaintiffs filed their oppositions to the Defendants' motions. On April 3, 2008 Judge Kaplan ordered the individual defendants to file only a single joint reply memorandum in response to Plaintiffs' oppositions. On April 22, 2008 the Company filed its reply memorandum of law in support of its motion to dismiss the Complaint, and the individual defendants filed their joint reply memorandum of the same. On September 15, 2008, Judge Kaplan granted Defendant’s motions to dismiss the amended complaint and denied Plaintiffs’ request for leave to amend, without prejudice to a motion for leave to amend, supported by a proposed amended complaint. Plaintiffs’ subsequently filed a motion for a partial lifting of the PSLRA discovery stay, which Defendants opposed. On October 20, 2008, the Court denied Plaintiff’s motion in all respects, and a final Judgement of dismissal was entered on October 23, 2008. Plaintiffs have 30 days to appeal this decision.

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

Note 11-Income Taxes

The components of the (provision) benefit for income taxes are as follows:

	Nine-month peiod	Nine-month period
	ended September 30,	ended September 30,
	2008	2007

Current:
Federal	$680,457	$(288,035)
State	185,135	(66,171)

Total current	866,092	(354,206)

Deferred:
Federal	12,177	-
State	3,310	-
	15,487

Total benefit (provision) for income taxes	$881,579	$(354,206)

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 11-Income Taxes-Continued

     A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Nine-month period	Nine-month period
	ended September 30,	ended September 30,
	2008	2007
Federal statutory taxes	35.0%	35.0%
State income taxes, net of federal tax benefit	5.7	5.7
Permanent differences	(4.7)	(40.9)

	36.0%	(0.2)%

The tax effects of principal temporary differences between the carrying amount of assets and their tax bases are summarized below.

Management believes it is more likely than not that it will be able to offset certain deductions associated with these deferred tax assets to its prior year taxable income:

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 11-Income Taxes-Continued

The components of the deferred tax assets are as follows:

	September	December
	30,	31,
	2008	2007

Allowance for bad debt	$259,502	$259,502
Goodwill, net of amortization	154,660	154,660
	414,162	414,162
Valuation Allowance	(117,319)	(132,806)
Total deferred tax assets- current	$296,843	$281,356

The prepaid income tax and deferred tax assets aggregating approximately $1.8 million is recoverable from an anticipated refund of approximately $507,000 from the Company’s 2007 tax returns and from applications for carryback refund of approximately $1.3 million from the Company’s 2006 tax returns.

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

The Company and the Investor also entered into a registration rights agreement, dated April 10, 2007 (the “Registration Rights Agreement”), pursuant to which, among other things, we have provided the Investor, subject to standard exceptions, with (a) unlimited “piggyback” rights subject to standard underwriter lockup and cutback provisions and (b) the right to two demand registrations for underwritten offerings or take downs off of a shelf registration statement, provided that (i) a minimum of $5,000,000 of our common stock is offered in such demand registration or take down and (ii) we will not be obligated to effectuate more than one underwritten offering pursuant to a demand registration by the Investor in any nine-month period. In addition, if we are eligible to register our securities on Form S-3 (or any successor form then in effect), the Investor will be entitled to unlimited registrations on Form S-3 (or any successor form then in effect), including shelf registrations, provided that (a) a minimum of $5,000,000 of common stock is offered in the S-3 registration and (b) we will not be obligated to effect more than two S-3 registrations in any twelve month period. An S-3 registration will not count as a demand registration, unless such registration is for an underwritten offering or an underwritten take down off of an existing, effective shelf registration statement.

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

REVISED STRATEGY

We launched our electronic trading system, OPEX, in 2006 and we have continued to enhance its features and functionalities during 2007. Users of OPEX can now execute on the platform mostly energy-related derivative trades. A significant portion of the contracts executable on OPEX are those offered by NYMEX, a US exchange. However, we believe that OPEX features and functionalities can be ported to other derivatives as well, such as credit default swaps, interest-related derivatives, metals and other commodities. Additionally, we believe that OPEX, with appropriate enhancements, may be able to execute transactions offered by other exchanges as well. Effective November 4, 2008, the Company is suspending the development of OPEX, but the Company will continue to maintain it. Consequently, the Company is formulating a revised strategy to:

1) seek advice from investment brokers as to whether it should sell its technology;

2) merge with another company, with a preference to combine with an operating brokerage firm;

The Company is also considering whether it should satisfy its existing obligations with current creditors and distribute its remaining assets to its stockholders.

The Company has not generated revenues since the third quarter of 2007. The Company believes that if it merges with existing brokerage firms, it may be able to maximize the value of its intangible assets. While the Company is in discussions for strategic transactions with certain brokerage firms from time to time, none of these discussions have materialized into an agreement with any of these parties. The Company cannot guarantee that it will be able to enter into a strategic transaction with a third party in the foreseeable future.

While the Company believes that it is likely that it will have to sell its technology, it is currently unable to determine whether it will continue to have any significant continuing involvement in the development or operations of OPEX or the brokerage operations of a brokerage firm with which it may combine its operations.

GOING CONCERN

The Company believes it has enough funds to meet its obligations, based on its internal projections, for at least the next twelve months. However, the Company cannot guarantee that it will do so.

If there are unforseen expenses or financial obligations which occur during that period, the Company may not be able to meet such obligations. Additionally, if the Company acquires a brokerage or trading firm or a technology company in which could be instrumental in the Company's long term growth, this could hamper the Company's ability to continue as going concern, both from a short-term or a long-term perspective, and the Company would have to resort to financing, through either debt or equity placements, for the funding of either such acquisitions or unforeseen expenses or financial obligations. There can be no assurance that any such financing would be available on acceptable terms, or at all.

RESULTS OF OPERATIONS - Three and nine month periods ended September 30, 2008 as compared to 2007
Results of Operations
(Unaudited)

			Increase/	Increase/			Increase/	Increase/
	For the three-month period ended		(Decrease)	(Decrease)	For the nine-month periods ended		(Decrease)	(Decrease)
	September 30,		in $ 2008	in % 2008	September 30,		in $ 2008	in % 2008
	2008	2007	vs 2007	vs 2007	2008	2007	vs 2007	vs 2007

Brokerage fees	$-	$63,872	$(63,872)	NM	$-	$8,783,937	$(8,783,937)	NM
Brokerage fees-related parties	-	-	-	NM	-	1,151,798	(1,151,798)	NM
Incentives	-	-	-	NM	-	3,285,058	(3,285,058)	NM
Net revenues	-	63,872	(63,872)	NM	-	13,220,793	(13,220,793)	NM
						-
Cost of revenues	-	34,688	(34,688)	NM	-	7,860,987	(7,860,987)	NM
Cost of revenues-related parties	-	-	-	NM	-	30,013	(30,013)	NM
	-	34,688	(34,688)	NM	-	7,891,000	(7,891,000)	NM

Gross profit	-	29,184	(29,184)	NM	-	5,329,793	(5,329,793)	NM

Operating expenses:
Selling, general and administrative	226,646	1,264,630	(1,037,984)	-82.1%	1,831,230	7,473,764	(5,642,534)	-75.5%

Impairment-considerable receivable from stockholder	-	-	-	NM	-	145,771,879	(145,771,879)	NM
Impairment-intangible asset	-	-	-	NM	-	1,085,610	(1,085,610)	NM
Research and development	98,660	209,657	(110,997)	-52.9%	559,105	733,579	(174,474)	-23.8%
Total operating expenses	325,306	1,474,287	(1,148,981)	-77.9%	2,390,335	155,064,832	(152,674,497)	-98.5%

Operating income	(325,306)	(1,445,103)	1,119,797	NM	(2,390,335)	(149,735,039)	(147,344,704)	NM

Other income (expense):
Interest income	42,070	88,581	(46,511)	-110.6%	198,758	285,895	(87,137)	-43.8%
Other expense	-	(5,350	(5,350)	NM	-	(15,250)	(15,250)	NM
Interest expense-related parties	(97,362)	(86,405	10,957	12.7%	(283,581)	(251,685)	31,896	12.7%
	(55,292)	(3,174	52,118	NM	(84,823)	18,960	103,783	NM

Net income before income tax	(380,598)	(1,448,277)	1,067,679	-280.5%	(2,475,158)	(149,716,079)	147,240,921	NM

Income tax benefit ( expense)	72,165	356,230	284,065	-79.7%	881,579	(354,206)	1,235,785	NM

Net income	$(308,433)	$(1,092,047)	$783,614	-71.8%	$(1,593,579)	$(150,070,285)	$148,476,706	NM

NM: Not meaningful

Revenues consist primarily of fees earned from natural gas derivatives transactions and related incentive arrangements.

The decrease in brokerage fees during the three and nine month periods ended September 30, 2008 when compared to the prior year periods is primarily due to an decrease in the brokerage fees resulting from decreased volume of transactions of natural gas derivatives traded on the OTC market on behalf of existing clients during the current year periods. We have not generated any meaningful brokerage fees since the second quarter of 2007.

The decrease in brokerage fees-related party during the three and nine month periods ended September 30, 2008 when compared to the prior year periods is primarily due to the fact that our agreement with Capital Energy Services, Inc., a related party, was effective during one month (i.e. January 2007). This agreement was terminated January 31, 2007.

The decrease in incentives earned during the three and nine month periods ended September 30, 2008 when compared to the prior year periods, pursuant to an agreement with a US exchange, the Investor, was due to a higher volume of cleared OTC transactions handled by us on such exchange during the prior year period. We have not generated any meaningful incentive revenues since the second quarter of 2007.

As a result of the factors discussed above, we believe that our revenues for the remainder of 2008 will decrease when compared to 2007. We believe that revenues we traditionally generated from OPEX, voice-brokerage and our floor operations will be minimal for the remainder of 2008 unless we are able to implement our revised strategy.

Cost of revenues

Cost of revenues consists primarily of compensation of personnel directly associated with handling the natural gas derivative transactions on behalf of our clients as well as expenses associated with our floor brokerage operations. The decrease in cost of revenues during the three and nine month periods ended September 30, 2008 when compared to the prior year periods is primarily attributable to the termination of employment of substantially all our brokers during 2007, which reduced our compensation expenses ( including salary, commissions, and share-based payment) associated with the employment of such brokers.

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

The decrease in selling, general, and administrative expenses during the three and nine month periods ended September 30, 2008, when compared to the prior year periods is primarily due to the following:

  one-time amortization of the Consideration receivable from the Investor of approximately $3.3 million which was recorded during the second quarter of 2007;

  decreased legal fees of approximately $1.4 million. The decrease in legal fees is primarily due to higher legal fees incurred during the first nine-month of 2007 in connection with our attention to certain allegations made recently, our responses to, and compliance with the governmental requests described above, and in connection with the NYMEX transaction, further decreased by the recording of insurance proceeds authorized by our insurance carrier during the third quarter of 2008, which approximated $262,000. The insurance proceeds consist of the reimbursement of certain legal fees we incurred in connection litigations disclosed in Item 1 of Part II of this Report. We did not have as many governmental requests during the nine-month period ended September 30, 2008 and we did not received insurance proceeds from our insurance carrier during the nine-month period ended September 30, 2007;

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

As a result of the matters discussed above and in Item 1 of Part II of this Report, we believe that our legal fees for 2008 will continue to constitute of a large share of our selling, general, and administrative expenses. We believe they will be lower in 2008 than they were in 2007.

Research and development

Research and development expenses consist primarily of compensation of personnel and consultants associated with the development and testing of our automated electronic trading system. The decrease in research and development expenses during the three and nine month period ended September 30, 2008 when compared to the prior year periods is primarily due to the following:

  decreased number of software engineers used in the development of OPEX during the three and nine month periods ended September 30, 2008 offset by increased compensation rate for existing software engineers and quality and assurance personnel working on electronic platform, OPEX.

We expect that our research and development expenses to enhance features and functionalities of OPEX may be approximately $700,000 during 2008. Effective November 4, 2008, the Company is suspending the development of OPEX, but the Company will continue to maintain it.The Company is unable to determine if and when it will resume the enhancement of features and functionalities of OPEX

Impairment- Consideration receivable from Investor and Impairment- Intangible Asset

The impairment- consideration receivable from Investor and impairment- intangible asset consists of onetime losses attributable to the lack of perceived likely benefits from 1) the consideration the Investor had agreed to provide to the Company pursuant to the Stock and Warrant Purchase Agreement and 2) the constructive rescission of the HQ Trading acquisition. The Stock and Warrant Purchase Agreement and the HQ Trading acquisition both took place during the three and nine-month ended September 30, 2007 and no similar expenses occurred during the three and nine-month period ended September 30, 2008.

Interest income

Interest income consists primarily of interest earned on interest-bearing cash and cash equivalents. The decrease in interest income during the three and nine month period ended September 30, 2008 when compared to the prior year periods is primarily due to an decrease in interest rate we earned on our cash and cash equivalents’ interest bearing balances.

Interest expense to related parties

Interest expense to related parties consists of interest charges associated with amounts due to related parties, Mark Nordlicht, our former Chairman, and Edward O’Connor, our President. The increase in interest expense to related parties during the three and nine month periods ended September 30, 2008 is primarily due to the increase in basis on which the interest is imputed, using the effective interest method.

Income tax

Income tax benefit/expense consists of federal and state current and deferred income tax or benefit based on our net income. The increase in income tax benefit during the three and nine month periods ended September 30, 2008 when compared to the income tax expense we incurred during the comparable prior year period is primarily due to losses we incurred during the three and nine month periods ended September 30, 2008 compared to profits we earned during the three and nine month periods ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance as of September 30, 2008 amounts to approximately $9.3 million.

During the nine-month period ended September 30, 2008, we used cash from operating activities of approximately $301,000, primarily resulting from:

  net loss of approximately $1.6 million, adjusted for the amortization of debt discount and depreciation of approximately $284,000 and $162,000, respectively;

  a decrease in prepaid income taxes assets resulting from the reimbursement during the nine- month period ended September 30, 2008 of the 2007 federal estimated tax payments /income tax payable offset by the current year tax benefits resulting from operating losses; and

  an increase in other receivable of approximately $260,000 representing insurance proceeds receivable from our insurance carrier for legal fees incurred in connection with certain legal matters disclosed in Item 1 of Part II of this report.

During the nine-month period ended September 30, 2007, we generated cash from operating activities of approximately $3.6 million, primarily resulting from:

  net loss of approximately $149.0 million, adjusted for the impairment of the consideration receivable from the Investor, the amortization of the consideration receivable from the Investor, and the fair value of warrants, options and shares issued during the period aggregating approximately $145.8 million, $3.3 million, and $4.2 million, respectively; and

  a decrease in accounts receivable and accounts receivable-related party of approximately $2.3 million, a decrease in incentive receivables from Investor of approximately $667,000 and a decrease in accrued compensation of $1.9 million due to a decline in revenues and associated expenses during the second half of the second quarter of 2007;

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

On May 30, 2006, our Board of Directors authorized us to repurchase such number of shares of our common stock that have an aggregate purchase price not in excess of $200,000 at the rate of up to $50,000 worth of common stock each quarter. The Company repurchased 4,800 shares at a cost aggregating $2,506 since the commencement of the share repurchase program. We did not repurchase any shares during the nine-month period ended September 30, 2008.

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

We generally invoiced our clients monthly, for all transactions which have been executed during such month. Revenues are recognized on the day of trade-trade date basis. Our revenues derive from a certain predetermined fixed fee of the transactions we execute on behalf of our clients. The fee is based on the volume of financial instruments traded. We base our fees on oral and written contracts and confirm the fees in writing upon the execution of each transaction.

We also received incentives from the New York Mercantile Exchange for the volume of OTC transactions we submit to their clearing platforms on behalf of our clients. The incentives are based on a percentage of the total revenues received by the exchange attributable to our volume of transactions submitted to the respective exchanges. We also apply our judgment when making estimates monthly of such incentives based on the volumes of transactions submitted to the respective exchanges and the exchanges' published revenues by type of transaction.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, our management our President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and our Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 15, 2008, Judge Kaplan granted Defendant’s motions to dismiss the amended complaint and denied Plaintiffs’ request for leave to amend, without prejudice to a motion for leave to amend, supported by a proposed amended complaint.

Plaintiffs’ subsequently filed a motion for a partial lifting of the PSLRA discovery stay, which Defendants opposed. On October 20, 2008, the Court denied Plaintiff’s motion in all respects, and a final Judgement of dismissal was entered on October 23, 2008. Plaintiffs have 30 days to appeal this decision.

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

Other Matters

Since May 2007, the Company has received requests for documents and information from the CFTC, the SEC and the DOJ and the District Attorney's Office. Since that time, the Company has complied, and continues to comply, with these requests for documents and information.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K filed on March 31, 2008 with the exception of the following.

Our cash and cash equivalents held in three financial institutions exceed the amounts insured by the FDIC.

Our cash and cash equivalents held in three financial institutions exceed the amounts insured by the FDIC. During October 2008, the FDIC implemented a new temporary liquidity program. The program provides that all our cash and cash equivalents held in non-interest bearing account is insured by the FDIC through December 31, 2009. It also provides for an increase in the amount of deposits insured from $100,000 to $250,000. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden failure of such financial institutions. Should a financial institution in which we hold deposits uninsured by the FDIC fail, we may lose a significant portion of our cash and cash equivalents. More than 90% of our cash and cash equivalents is uninsured by the FDIC at September 30, 2008.

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

November 12, 2008

Optionable, Inc.

By:
______/s/ Edward O’Connor_________
Edward O’Connor
President and Director
(Principal Executive Officer)

By:__/s/ Marc-Andre Boisseau_________
Marc Andre-Boisseau
Chief Financial Officer
(Principal Financial Officer)