Form 10-K
period 2008-12-31
Optionable Inc
filed 2009-02-17
CIK 1303433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

☐ TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 000-51837

OPTIONABLE, INC.
(Name of registrant in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2219407 (I.R.S. Employer Identification No.)

95 Croton Avenue, Suite 32, Ossining, NY 10562
(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (914) 773-1100

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock: $.0001

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐
Non-accelerated filer   ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock reported on the OTC-Bulletin Board on December 31, 2008 was $325,875.

The number of shares of registrant’s common stock outstanding, as of February 10, 2009 was 52,423,403.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Optionable, Inc. (“the “Company”) was formed in Delaware in February 2000. Between April 2001 and July 2007, a substantial portion of our revenues were generated from providing energy derivative brokerage services to brokerage firms, financial institutions, energy traders, and hedge funds worldwide. A substantially portion of all energy derivatives we have brokered in the past were natural gas derivatives.

We launched our electronic trading system, OPEX, in 2006 and we enhanced its features and functionalities during 2007 and 2008. Users of OPEX can execute on the platform mostly energy-related derivative trades. A significant portion of the contracts executable on OPEX are those offered by NYMEX, a US exchange. However, we believe that OPEX features and functionalities can be ported to other derivatives as well, such as credit default swaps, interest-related derivatives, metals and other commodities. Additionally, we believe that OPEX, with appropriate enhancements, may be able to execute transactions offered by other exchanges as well. Effective November 4, 2008, the Company has suspended the development of OPEX. However, we intend to maintain OPEX and explore its possible sale or licensing.

A significant portion of our revenues through the third quarter of 2007 was derived from our business relationship with BMO Financial Group ("BMO"). We have not generated any revenues since the third quarter of 2007 as a result of the suspension of the business relationship with us by BMO together with the combined succession of events since then. In addition, the matters discussed in Item 3 of Part I of this Report "Legal Proceedings" have had a significant adverse impact on our business, including current and, likely, future results of operations and financial condition. Our management continues to seek out possible business transactions and new business relationships. Accordingly, we have refined our business strategy by seeking the following options:

(1)	to get advice from investment bankers as to whether we could or should sell our technology;
(2)	to license our technology to joint ventures with other brokerage or software development firms; and
(3)	to merge with another company, with a preference to combine with an operating brokerage firm.

We are also considering whether we should satisfy our existing obligations with current creditors and distribute our remaining assets to our stockholders.

We believe that if we merge with an existing brokerage firm, we may be able to maximize the value of our intangible assets. While we have been in discussions for strategic transactions with certain brokerage and software development firms from time to time, none of these discussions have materialized into an agreement with any of these parties. We cannot guarantee that we will be able to enter into a strategic transaction with a third party in the foreseeable future.

While we believe that it is likely that we will have to sell our technology, we are currently unable to determine whether we will continue to have any significant continuing involvement in the development or operations of OPEX or the brokerage operations of a brokerage firm with which we may combine our operations.

GOING CONCERN

The Company believes it has sufficient funds to meet its obligations, based on its internal projections, for at least the next twelve months. However, the Company cannot guarantee that it will do so. If there are unforeseen expenses or financial obligations which occur during that period such as those related to matters disclosed in Part I, Item 3- Legal Proceedings, the Company may not be able to meet such obligations. Additionally, if the Company acquires a brokerage or trading firm or a technology company which could be instrumental in the Company's long-term growth, this could hamper the Company's ability to continue as a going concern, both from a short-term or a long-term perspective, and the Company would have to resort to financing, through either debt or equity placements, for the funding of either such acquisitions or unforeseen expenses or financial obligations. There can be no assurance that any such financing would be available on acceptable terms, or at all, especially in light of the pending litigation against the Company and recent economic conditions.

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

The trading of energy futures is conducted either on an electronic platform or on an open-outcry trading floor. Prices are established publicly either on a screen or on the floor by participants posting bids, or buying indications, and offers, or indications to sell. While the electronic platform provides more transparency to market participants, the open-outcry trading floor provides a better environment for exchange of ideas and solutions. However, it is anticipated that the volume of transactions conducted in an open-outcry trading floor will continue to decrease in the future.

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

Our Solution

We understand that the participants in the energy derivatives market have various investment needs, some of which may be as simple as trading speculative futures, but most need a comprehensive electronic trading platform which allows them to execute more sophisticated transactions.

We believe that OPEX improves the liquidity and transparency of natural gas and other energy derivatives market by increasing number of participants in a market in which they receive real-time market data.

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

HOW WE OPERATE

We no longer have revenue-generating operations since the third quarter of 2007. Our management, and more specifically our Chief Executive Officer and President, is responsible for seeking alternatives which would allow us to maximize our resources, which are our cash and OPEX, while satisfying our financial obligations. While we are trying to monetize the value of OPEX in pursuing strategic arrangements with suitable takers pursuant to our revised strategy, there are no assurances that we will be able to do so at acceptable terms.

At December 31, 2008, we have one full-time employee.

We keep abreast of conditions in the energy trading market by receiving information using a combination of technology, such as analytics software as well as market data services, relevant business news from different wire services and traditional broadcast.

CLIENT CONCENTRATION

One of our clients, Bank of Montreal, accounted for 24% of our revenues during 2007. During May 2007, this client announced that it was suspending its relationship with the Company and has not used the Company's services in connection with any additional transactions since that time.

COMPETITION

The energy derivatives market has many competitors involved in the electronic trading of energy options. Capital investment for entry into the market is relatively low. While there were no transaction on OPEX since May 2007, it competes, with offerings from ICE and the Chicago Mercantile Exchange' CME.

As the emerging market for electronic energy derivatives develops, more competitors are likely to emerge.

We believe that the principal competitive factors in our market include:

•	access to a large number of users of an electronic trading system;
•	client service and support;
•	service functionality, quality and performance of the electronic trading system;
•	ease of use, reliability and security of electronic trading system;
•	establishing a significant sales force;
•	ability to introduce new products to the market in a timely manner; and
•	pricing.

We currently differentiate from the competition by offering energy derivatives on both the futures market and the OTC market on an electronic system. Our electronic system is designed to offer a more comprehensive approach to trading than the existing electronic platforms offer. However, our competitors have significantly more resources than we do and a larger number of users.

EMPLOYEES

We currently have one full-time employee. We also have a part-time consultant who serves as our Chief Financial Officer. We believe that our relationship with our employee and consultants is good considering the circumstances in which we operate.

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

RESEARCH AND DEVELOPMENT

We incurred approximately $660,000 and $1.1 million in expenses on research and development during 2008 and 2007, respectively. Effective November 4, 2008, the Company suspended the development of OPEX, but the Company intends to maintain it.

GOVERNMENT REGULATION

We gave notice to the Commodity Futures Trading Commission ("CFTC") of our intention to operate the OPEX electronic trading platform as an Exempt Commercial Market ("ECM"). ECMs are subject to certain information access rules established by the CFTC. While the CFTC has filed a complaint against us on a separate matter- see Item 3 Legal Proceedings, it has not notified the Company that it revoked our license to operate OPEX as an ECM. In addition, there were no transactions on OPEX during 2008.

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

WE MAY NOT BE ABLE TO CONTINUE TO OPERATE AS A GOING CONCERN

The Company believes it has sufficient funds to meet its obligations, based on its internal projections, for at least the next twelve months. However, the Company cannot guarantee that it will do so. If there are unforeseen expenses or financial obligations which occur during that period, such as those related to matters disclosed in Part I, Item 3- Legal Proceedings, the Company may not be able to meet such obligations. Additionally, if the Company acquires a brokerage or trading firm or a technology company which could be instrumental in the Company's long-term growth, this could hamper the Company's ability to continue as going concern, both from a short-term or a long-term perspective, and the Company would have to resort to financing, through either debt or equity placements, for the funding of either such acquisitions or unforeseen expenses or financial obligations. There can be no assurance that any such financing would be available on acceptable terms, or at all, especially in the light of the pending litigation against the Company and recent economic conditions.

AS A RESULT OF THE APPARENT LOSS OF OUR MOST SIGNIFICANT CUSTOMER, A DECLINE IN BUSINESS FROM OTHER BROKERAGE CUSTOMERS AND THE MUTUALLY AGREED DEPARTURES OF FLOOR BROKERAGE PERSONNEL, WE ARE ATTEMPTING TO REVISE OUR STRATEGY. THERE CAN BE NO ASSURANCE THAT THESE EFFORTS WILL BE SUCCESSFUL.

Several developments in 2007, including (i) the loss of our most significant customer, Bank of Montreal, (ii) a decline in business from other brokerage customers, and (iii) the mutually agreed departures of our floor brokerage personnel, among other things, have adversely affected our ability to operate as a brokerage services provider through traditional voice-brokerage and on the floor of the NYMEX Holdings, Inc ("NYMEX"). In response, we are attempting to revise our strategy to emphasize the marketing of OPEX to end-users through indirect channels, such as through third-party brokers and other exchanges, and the development and enhancement of OPEX for use by end-users in additional markets (i.e., other then solely the energy derivatives markets). Historically, we engaged primarily in voice-brokerage and had only recently introduced our OPEX platform. Although the initial results of OPEX were promising, it had not yet reached full market acceptance in the energy derivatives market. There is no assurance that we will be able to effectively market OPEX to end-users through indirect channels. There is also no assurance that we will be able to develop the enhancements to OPEX necessary to make it suitable for use by end-users in additional markets or, even if we do develop the necessary enhancements, that end-users in those additional markets will accept OPEX.

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

UNLESS AND UNTIL WE ARE ABLE TO IMPLEMENT OUR STRATEGY, WE HAVE NO REVENUES AND NO POTENTIAL SOURCES OF FUTURE REVENUE

We have recently suspended the development of our OPEX technology and have no operations and no revenue source. Our attempts to restore business and generate revenues have been hindered by litigation brought against the Company. Our initial discussions with potential business partners have not progressed beyond an indication of interest in our technology due to pending litigation against the Company. There can be no assurance that we can expeditiously resolve all pending litigations against the Company and after the resolution of the pending litigation that we will be able to generate interest in our technology that would materialize into an agreement upon terms that are satisfactory to our board of directors.

ALTHOUGH WE HAVE HAD NO REVENUES, WE CONTINUE TO INCUR EXPENSES

We have not generated revenues since the third quarter 2007. However, we continue to incur expenses, including salaries, auditing and legal expenses necessary to maintain our reporting status and legal fees in connection with certain legal proceedings. While our management estimates that we have enough funds for at least the next twelve months, there can be no assurance that such funds will be sufficient if we were to face any unanticipated expenses.

WE MAY LIQUIDATE AND DISTRIBUTE OUR ASSETS TO OUR SHAREHOLDERS.

We did not generate any revenues since the third quarter of 2007. Our management continues to seek alternatives which would allow us to maximize our resources, which are our cash and OPEX, while satisfying our financial obligations. While we are trying to monetize the value of OPEX in pursuing strategic arrangements with suitable takers pursuant to our revised strategy, there are no assurances that we will be able to do so at acceptable terms. If we are not able to maximize our resources, we may liquidate and distribute our assets to our shareholders.

THE US ATTORNEY’S OFFICE MAY SEEK TO SEIZE FUNDS WE HOLD AT ONE OR MORE FINANCIAL INSTITUTIONS

In November 2008, the Assistant United States Attorney sought to seize one of the Company’s bank accounts by a warrantless seizure. The bank account balance at December 31, 2008 amounts to approximately $530,000. In December 2008, the financial institution sent a notice asking that the funds held in this bank account be transferred to a different financial institution. The warrantless seizure lapsed in January 2009. The Company has not transferred the funds yet. While the warrantless seizure lapsed, it is possible that the Assistant United States Attorney may try to seize such funds by other means. It is possible that the Assistant United States Attorney may try to seize other bank accounts we hold. While the Company intends to vigorously defend this matter, there exists the possibility that the Company may have to forfeit or disgorge some or all of our cash.

WE ARE INVOLVED IN PENDING LEGAL PROCEEDING BROUGHT AGAINST US AND CERTAIN OF OUR FORMER AND CURRENT DIRECTORS AND OFFICERS. WE ARE UNABLE TO PREDICT THE OUTCOME OF THESE PROCEEDINGS AND CAN GIVE NO ASSURANCE THAT THE OUTCOME OF THESE PROCEEDING WILL NOT HAVE A MATERIAL ADVERSE EFFECT ON US OR THAT OTHER PROCEEDINGS WILL NOT BE INITIATED.

On November 18, 2008, a complaint was filed in the District Court for the Southern District of New York by the Commodity Futures Trading Commission against us, certain of our former employees, including our former Chief Executive Officer, Kevin Cassidy and our former President and a current Director, Edward O’Connor , David Lee, a former Bank of Montreal trader, and Robert Moore, a former executive managing director of BMO’s Commodity Derivatives Group alleging among other things, violations of, Section 4c(b) of the Commodity Exchange Act, as amended and Commission Regulations 33.10(a),(b) and (c).

We are unable to predict the outcome of this proceeding at this time and can give no assurance that the outcome of these proceedings will not have a material adverse effect on us or that there will not be other proceedings arising from these matters.

OUR MANAGEMENT TEAM HAS BEEN AND WILL BE REQUIRED TO DEVOTE A SIGNIFICANT AMOUNT OF TIME TO MATTERS RELATING TO LITIGATION AND RESPONDING TO GOVERNMENTAL INQUIRIES.

Our management team and employees have devoted a significant amount of time to matters relating to certain legal proceedings and to requests for documents and information received from the CFTC, the SEC, the DOJ and the District Attorney's Office. Defending these actions and responding to the government requests for documents and information has required, and will continue to require, significant time and attention from members of our current senior management team and our Board of Directors. If the amount of time that our senior management team is able to devote to developing and implementing our revised strategy is significantly reduced as a result of these matters, it may have a material adverse effect on our business.

OUR SUCCESS IN THE FUTURE WILL BE DEPENDENT UPON OUR ABILITY TO ATTRACT AND RETAIN SKILLED REPLACEMENTS.

Our performance and future operating results are substantially dependent on the continued service and performance of Thomas Burchill. Mr. Burchill was appointed as our Chief Executive Officer and President in January 2009. To the extent that the services of Mr. Burchill become unavailable, our business and prospects would be adversely affected. Should we be required to do so, we do not know whether we would be able to employ equally qualified persons to replace Mr. Burchill. Moreover, we do not currently maintain "key man" insurance on any of our executive officers or other key employees and do not intend to obtain this type of insurance in the near future. If we are successful in implementing and developing our revised strategy, we may require additional managerial, administrative and support personnel. Competition for highly qualified personnel is intense, and we can make no assurances that we can retain our key employees or that we will be able to attract or retain qualified personnel in the future. To the extent we have fewer financial resources available to us than our competitors we may not be able to attract and retain a sufficient number of qualified personnel. The loss of the services of any of our management or other key employees and our inability to attract and retain other necessary personnel could have a material adverse effect on our financial condition, operating results, and cash flows.

WE CANNOT BE CERTAIN THAT WE WILL BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY.

We have patent applications pending, which are intended to protect certain of our proprietary technology relating to OPEX. We have been cautious in seeking to obtain patent protection for our products, since patents often provide only narrow protection that may not prevent competitors from developing products that function in a manner similar to those covered by our patents. If we are unable to protect our intellectual property we may not be able to exploit its value and may be unable to sell or license our technology. The failure to consummate an agreement with a third party for our technology may result in the Company winding up its operations.

POTENTIAL LIABILITY FOR INFRINGEMENT CLAIMS MIGHT DETER CLIENTS FROM USING OUR OPEX SYSTEM.

We could be subject to intellectual property infringement claims by others. Potential clients may be deterred from using our OPEX system for fear of infringement claims. If, as a result, potential clients forego using our OPEX system, there may be no demand for our applications and we may not be able to realize the value we believe our technology has. Claims against us, and any resulting litigation, should it occur in regard to any of our services and applications, could subject us to significant liability for damages including treble damages for willful infringement. In addition, even if we prevail, litigation could be time-consuming and expensive to defend and could result in the diversion of our time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims. Claims that we are infringing the intellectual property rights of third parties could have a negative effect on our business, revenues, financial condition and results of operations.

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

The market for electronic trading systems is characterized by rapidly changing technologies and short product life cycles. These market characteristics are heightened by the emerging nature of the Internet and the continuing trend of companies from many industries to offer Internet-based applications and services. The widespread adoption of the Internet, networking, electronic option trading, or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our operating practices or infrastructure. Our future success will depend in large part upon our ability to:

•	identify and respond to emerging technological trends in the market;
•	enhance our products by adding innovative features that differentiate services and applications from those of our competitors;
•	acquire and license leading technologies;
•	bring new services and applications to market and scale our business on a timely basis at competitive prices; and
•	respond effectively to new technological changes or new product announcements by others.

Our technology will not be competitive unless we introduce new features and functionalities to our OPEX system that meet evolving industry standards and client needs. In the future, we may not be able to address effectively the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards. The technical innovations required for us to remain competitive are inherently complex, require long development schedules and are dependent in some cases on sole source suppliers. We will be required to continue to invest in research and development in order to attempt to maintain and enhance our existing technologies and products, but we may not have the funds available to do so. Even if we have sufficient funds, these investments may not serve the needs of clients or be compatible with changing technological requirements or standards. Most development expenses must be incurred before the technical feasibility or commercial viability of new or enhanced services and applications can be ascertained. Revenue from future services and applications or enhancements to services and applications may not be sufficient to recover the associated development costs.

Effective November 4, 2008, we suspended the development of OPEX.

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

The technologies underlying financial services and applications are complex and include software that is internally developed. Software products using these technologies may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. We may not discover software defects that affect our current or new services and applications or enhancements until after they are sold. Furthermore, because our services and applications are designed to work in conjunction with various platforms and applications, we are susceptible to errors or defects in third-party applications that can result in a lower quality product for our clients. Because our clients depend on us for digital media management, any interruptions could:

•	damage our reputation;
•	cause our clients to initiate product liability suits against us;
•	increase our product development resources;
•	cause us to lose revenues; and
•	delay market acceptance of our products.

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

SOME STOCKHOLDERS, IF THEY ARE ABLE TO FORM A MAJORITY, MAY BE ABLE TO TAKE STOCKHOLDER ACTIONS WITHOUT GIVING OTHER STOCKHOLDERS PRIOR NOTICE AND WITHOUT GIVING SUCH OTHER STOCKHOLDERS A CHANCE TO VOTE ON THE MATTER AT A STOCKHOLDER MEETING. YOU MAY, THEREFORE, BE UNABLE TO TAKE PREEMPTIVE MEASURES THAT YOU BELIEVE ARE NECESSARY TO PROTECT YOUR INVESTMENT IN THE COMPANY.

Section 228 of the Delaware General Corporation Law and our Certificate of Incorporation permits our stockholders to take any action which is otherwise required to be taken, or is permitted to be taken, at an annual or special meeting of the stockholders, without prior notice and without a vote of all the stockholders. Instead of a vote, stockholder actions can be authorized by the written consents to such actions, signed by the holders of the number of shares which would have been required to be voted in favor of such action at a duly called stockholders meeting. We would not be required to give prior notice to all stockholders of actions taken pursuant to the written consents of the stockholders who collectively form a majority.

IF WE FAIL TO REMAIN CURRENT IN OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

Companies trading on the Over-The-Counter Bulletin Board, such as we are , must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get re-listed on the OTC Bulletin Board, which may have an adverse material effect on our Company.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Our headquarters are located in Ossining, New York. The office consists of approximately 250 square feet. Our headquarters were previously located in Valhalla, New York. Our monthly rent amounts to $500 and our lease is renewable monthly

We believe our space is adequate for our current and foreseeable future operations.

ITEM 3.  LEGAL PROCEEDINGS

Regulatory Matters

On November 18, 2008, a complaint was filed in the United States District Court for the Southern District of New York by the CFTC against the Company, former employees of the Company, including its former Chief Executive Officer and its former President and a current Director, Edward O’Connor, David Lee, a former Bank of Montreal (“BMO”) trader (“Lee”), and Robert Moore, a former executive managing director of BMO’s Commodity Derivatives Group.

The complaint alleges, among other things, that Lee, through the assistance of Moore, and employees of the Company, engaged in a scheme to mis-mark Lee’s natural gas options positions between at least May 2003 to May 2007, and mis-value other natural gas option positions from October 2006 until May 2007. The complaint further alleges that based upon the scheme, in April 2007, BMO announced anticipated losses of approximately C$350 million and C$450 million.

The CFTC alleges, among other things, violations of, Section 4c(b) of the Commodity Exchange Act, as amended (the “Act”) and Commission Regulations 33.10(a),(b) and (c). The CFTC seeks an order of permanent injunction restraining and enjoining, among others, the Company from directly or indirectly violating Section 6c(b) of the Act and Commission Regulations 33.10(a), (b) and (c). The CFTC further seeks an order directing, among others, the Company to pay civil monetary penalties in an amount not to exceed $120,000 or triple the monetary gain for each violation of the Act during the time period between October 23, 2000 and October 22, 2004 and $130,000 or triple the monetary gain for each violation of the Act on or after October 23, 2004.

The Company also understands that on November 18, 2008, a complaint was filed in the United States District Court for the Southern District of New York by the Securities and Exchange Commission (“SEC”) against Lee, Scott Connor, the Company’s former President and a Director, Edward O’Connor and its former Chief Executive Officer. The Company was not named in the SEC complaint. Like the action brought by the CFTC, the complaint is based upon allegations that the defendants engaged in a scheme to overvalue Lee’s commodity derivates trading portfolio at BMO.

The SEC alleges causes of action against the Company’s former President and a Director, Edward O’Connor, for violations of Sections 10(b), 13(a), 13(b)(2), 13(b)(5), Rules 13b2-2 and 13a-14 of the Securities and Exchange Act of 1934 (the “Exchange Act”), and Section 17(a) the Securities Act of 1933 (the “Securities Act”). The complaint seeks a permanent injunction against, among others, Mr. O’Connor and an order to pay civil penalties and disgorgement. The complaint also seeks an order prohibiting, among others, Mr. O’Connor from acting as an officer or director of a public company.

Mark Nordlicht vs Optionable, Inc.

On November 19, 2008 a complaint was filed by Mark Nordlict in the Delaware Court of Chancery to require the Company to conduct its annual meeting. On December 30, 2008, the Court ordered that the Company hold an annual meeting on or before March 31, 2009.

Shareholder Class Action Lawsuit

On May 11, 2007, two lawsuits, captioned Alexander Fleiss v. Optionable Inc., Mark Nordlicht, Kevin Cassidy, Edward J. O'Connor, Albert Helmig and Marc-Andre Boisseau, 07 CV 3753 (LAK) ("Fleiss") and Robert Rastocky v. Optionable, Inc., Kevin Cassidy and Edward O'Connor, 07 CV 3755 (CLB) (“Rastocky”), were filed in the United States District Court for the Southern District of New York. Subsequently, five additional lawsuits were filed in the United States District Court for the Southern District of New York. Rastocky was voluntarily dismissed. The other lawsuits were consolidated under In re Optionable Securities Litigation, 07 CV 3753 (LAK). The class action named as defendants the Company and some of the Company’s past and present directors and officers, including Mark Nordlicht, the former Chairman of the Board of Directors of the Company; Kevin Cassidy, the former Chief Executive Officer and Vice-Chairman of the Board of Directors of the Company; Edward J. O'Connor, the former President of the Company and a current member of the Board of Directors; Albert Helmig, a former member of the Board of Directors; and Marc-Andre Boisseau, the Chief Financial Officer of the Company.

The class action sought unspecified damages arising from alleged violations of the federal securities laws, including the Securities Exchange Act of 1934, 15 U.S.C. ss. 78a et seq., (the "Exchange Act"), and Rule 10b-5 under the Exchange Act, 17 C.F.R. ss. 240.10b -5.The complaint alleged, among other things, that during the class period of January 22, 2007 to May 14, 2007, defendants failed to disclose certain information in public filings and statements, made materially false and misleading statements and misrepresentations in public filings and statements, sold artificially inflated stock and engaged in improper deals, had an improper relationship with and “schemed” with its customer Bank of Montreal ("BMO"), and understated the Company's reliance on its relationship with BMO. The Complaint alleged that while the Company's stock was trading at artificially inflated prices, certain defendants sold shares of common stock of the Company.

On September 15, 2008, Judge Kaplan granted the defendants’ motions to dismiss the complaint and denied the plaintiffs’ request for leave to amend, without prejudice to a motion for leave to amend, supported by a proposed amended complaint. Plaintiffs’ subsequently filed a motion for a partial lifting of the PSLRA discovery stay, which Defendants opposed. On October 20, 2008, the Court denied Plaintiff’s motion in all respects, and a final Judgment of dismissal was entered on October 23, 2008.

On January 13, 2009, the plaintiff filed a motion pursuant to Rule 60(b) for relief from the October 23, 2008 Final Judgment and seeking to file an amended complaint

The actual costs that will be incurred in connection with these actions cannot be quantified at this time and will depend upon many unknown factors.

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

In November 2008, the Assistant United States Attorney sought to seize one of the Company’s bank accounts by a warrantless seizure. The bank account balance at December 31, 2008 amounts to approximately $530,000. In December 2008, the financial institution sent a notice asking that the funds held in this bank account be transferred to a different financial institution. The warrantless seizure lapsed in January 2009. The Company has not transferred the funds yet. While the warrantless seizure lapsed, it is possible that the Assistant United States Attorney may try to seize such funds by other means.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

The Company has scheduled its annual meeting of shareholders for March 31, 2009 at 10:00am at the Company’s offices at 95 Croton Avenue, Suite 32, Ossining, New York.

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

	Fiscal 2008		Fiscal 2007		Fiscal 2006
Quarter Ended	High	Low	High (2)	Low (2)	High (2)	Low (2)
March 31	$0.10	$0.046	$6.15	$5.85	$1.50	$0.90
June 30	$0.07	$0.041	$0.45	$0.40	$0.90	$0.50
September 30	$0.07	$0.028	$0.16	$0.13	$0.75	$0.50
December 31	$0 .07	$0.011	$0.09	$0.06	$2.84	$0.50

At February 10, 2009, the closing price for our common stock was $0.018

At February 10, 2009, there were 52,428,203 shares of our common stock issued and 52,423,403 shares of our common stock outstanding. There are approximately 17 stockholders of record at February 10, 2009.

The transfer agent of our common stock is Continental Stock Transfer & Trust Company, whose address is 17 Battery Place, New York, NY 10004. The phone number of the transfer agent is (212) 509-4000.

DIVIDENDS

We have not declared any dividends to date. We have no present intention of paying any cash dividends on our common stock in the foreseeable future. The payment by us of dividends, if any, in the future, rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant factors. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

EQUITY COMPENSATION PLAN INFORMATION

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance at December 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	983,000	$0.42	6,344,000

Equity compensation plans not approved by security holders	-0-	N/A	-0-

Total	983,000	$0.42	6,344,000

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

RECENT SALES OF UNREGISTERED SECURITIES

We have not sold any equity securities during the fiscal year ended December 31, 2008 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

ITEM 6.  SELECTED FINANCIAL DATA

N/A

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear in this annual report.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

Results of Operations

			Increase/	Increase/
	For the year ended		(Decrease)	(Decrease)
	December 31,		in $ 2008	in % 2008
	2008	2007	vs 2007	vs 2007

Brokerage fees	$-	$8,786,850	$(8,786,850)	-100.0%
Brokerage fees-related parties	-	$1,148,885	(1,148,885)	-100.0%
Incentives	-	$3,285,058	(3,285,058)	-100.0%
Net revenues	-	13,220,793	(13,220,793)	-100.0%

Cost of revenues	-	7,798,438	(7,798,438)	-100.0%
Cost of revenues-related parties	-	30,013	(30,013)	-100.0%
	-	7,828,451	(7,828,451)	-100.0%

Gross profit	-	5,392,342	(5,392,342)	-100.0%

Operating expenses:
Selling, general and administrative	2,111,379	8,624,175	(6,512,796)	-75.5%
Impairment-considerable receivable from stockholder	-	145,771,878	(145,771,878)	NM
Impairment-intangible asset	-	1,085,610	(1,085,610)	NM
Research and development	659,211	1,094,188	(434,977)	-39.8%
Total operating expenses	2,770,590	156,575,851	(153,805,261)	NM

Operating income	(2,770,590)	(151,183,509)	148,412,919	NM

Other income (expense):
Interest income	255,118	388,757	(133,639)	-34.4%
Other expense	-	(15,250)	15,250	NM
Interest expense-related parties	(383,894)	(340,707)	43,187	12.7%
	(128,776)	32,800	161,576	NM

Net income before income tax	(2,899,366)	(151,150,709)	148,251,343	NM

Income tax benefit	468,566	415,548	53,018	12.8%

Net income	$(2,430,800)	$(150,735,161)	$148,304,361	NM

NM: Not meaningful

Revenues

Revenues during 2007 consisted primarily of fees earned from natural gas derivatives transactions and related incentive arrangements.

The decrease in brokerage fees during 2008 when compared to 2007 is primarily due to a decrease in the brokerage fees resulting from decreased volume of transactions of natural gas derivatives traded on the OTC market on behalf of existing clients during the current year periods. We have not generated any revenues since the third quarter of 2007.

The decrease in brokerage fees-related party during 2008 when compared to 2007 is primarily due to the fact that our agreement with Capital Energy Services, Inc., a related party, was effective during one month (i.e. January 2007). This agreement was terminated January 31, 2007.

The decrease in incentives earned during 2008 when compared to 2007 pursuant to an agreement with a US exchange, NYMEX Holdings, Inc., a stockholder (the “Investor”), was due to a higher volume of cleared OTC transactions handled by us on such exchange during 2007. We have not generated any incentive revenues since the second quarter of 2007.

As a result of the factors discussed above, we do not anticipate that we will generate revenues that we traditionally generated from OPEX, voice-brokerage and our floor operations for the remainder of 2009. We currently have no revenue source and expect to generate revenues only if we are able to implement our revised strategy.

Cost of revenues

During 2007, cost of revenues consists primarily of compensation of personnel directly associated with handling the natural gas derivative transactions on behalf of our clients as well as expenses associated with our floor brokerage operations. The decrease in cost of revenues in 2008 when compared to 2007 is primarily attributable to the termination of employment of substantially all our brokers during 2007, which reduced our compensation expenses (including salary, commissions, and share-based payment) associated with the employment of such brokers.

We do not expect that our cost of revenues for the remainder of 2009 will increase, unless we implement our revised strategy which could change our business model.

Selling, general, and administrative expenses

Selling, general, and administrative expenses consists primarily of legal fees, incurred in connection with the Company’s attention to certain allegations made recently and to our responses to and compliance with requests for documents and information received from the United States Commodity Futures Trading Commission (the “CFTC”), the United States Securities and Exchange Commission (the “SEC”), the United States Department of Justice (the “DOJ”) and a grand jury subpoena received from the New York County District Attorney’s office (the “District Attorney’s Office”), or to handle certain matters which occur during the course of our operations, and compensation of personnel supporting our operations. It also includes the amortization of the consideration receivable from the Investor and allowance for bad debt. The decrease in selling, general, and administrative expenses during 2008 when compared to 2007 is primarily due to the following:

•	one-time amortization of the Consideration receivable from the Investor of approximately $3.3 million which was recorded during the second quarter of 2007;
•
decreased legal fees of approximately $1.4 million. The decrease in legal fees is primarily due to higher legal fees incurred during 2007 in connection with our attention to certain allegations, our responses to, and compliance with the governmental requests described above, and in connection with the NYMEX transaction, further decreased by the recording of insurance proceeds authorized by our insurance carrier during 2008 which approximated $639,000. The insurance proceeds consist of the reimbursement of certain legal fees we incurred in connection with legal proceedings disclosed in Item 3 of Part I of this Report. We did not have as many governmental requests during 2008 and we did not received insurance proceeds from our insurance carrier during 2007;

•	one-time provision in June 2007 of approximately $640,000 in connection with our estimated incentives receivable from the Investor ;
•	decreased compensation to our directors during 2008 when compared to 2007. This decrease is primarily due to a decreased rate paid to our directors during 2008;
•	decreased investor relation fees in connection with decreased efforts to position our company before the investors community;
•	decreased marketing expenses incurred in connection with the decreased marketing efforts to position our company before the traders community;

As a result of the matters discussed above and in Item 3 of Part I1 of this Report, we believe that our legal fees for 2009 will continue to constitute a large share of our selling, general, and administrative expenses. We believe that our legal fees may increase in 2009 when compared to 2008.

Research and development

Research and development expenses consist primarily of compensation of personnel and consultants associated with the development and testing of our automated electronic trading system. The decrease in research and development expenses during 2008 when compared to the prior year period is primarily due to the following:

•
decreased number of software engineers used in the development of OPEX during 2008 offset by increased compensation rate for existing software engineers and quality and assurance personnel working on electronic platform, OPEX.

We expect that our research and development expenses will decrease during 2009. Effective November 4, 2008, the Company suspended the development of OPEX, but the Company intends to maintain it. The Company is unable to determine if and when it will resume the enhancement of features and functionalities of OPEX.

Impairment- Consideration receivable from Investor and Impairment- Intangible Asset

The impairment- consideration receivable from the Investor and impairment- intangible asset consists of one-time losses attributable to the lack of perceived likely benefits from 1) the consideration the Investor had agreed to provide to the Company pursuant to the Stock and Warrant Purchase Agreement and 2) the constructive rescission of the HQ Trading acquisition. The Stock and Warrant Purchase Agreement and the HQ Trading acquisition both took place during 2007 and no similar expenses occurred 2008.

Interest income

Interest income consists primarily of interest earned on interest-bearing cash and cash equivalents. The decrease in interest income during 2008 when compared to 2007 is primarily due to a decrease in interest rate we earned on our cash and cash equivalents’ interest bearing balances.

Interest expense to related parties

Interest expense to related parties consists of interest charges associated with amounts due to related parties, Mark Nordlicht, our former Chairman, and Edward O’Connor, a Director. The increase in interest expense to related parties during 2008 is primarily due to the increase in basis on which the interest is imputed, using the effective interest method.

Income tax

Income tax benefit consists of federal and state current and deferred income tax or benefit based on our net income. The increase in income tax benefit during the 2008 when compared to 2007 is primarily due to larger taxable losses we incurred during 2008 compared to 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance as of December 31, 2008 amounts to approximately $9.0 million.

During 2008, we used cash from operating activities of approximately $945,000, primarily resulting from:

•	net loss of approximately $1.9 million, adjusted for the amortization of debt discount and depreciation of approximately $384,000;
•
a decrease in prepaid income taxes assets resulting from the reimbursement during 2008 of the 2007 federal and state estimated tax payments offset by the current year tax benefits resulting from operating losses; and

•
an increase in prepaid expenses of approximately $863,000 which primarily consists of the payment of additional retainers requested by law firms representing the Company, one of our directors, and our former chief executive officer in connection with certain legal matters disclosed in Item 3 of Part I of this report.

•
An increase of approximately $98,000 of the due to stockholder, which consists of legal fees incurred and paid by Mark Nordlicht, a stockholder, in his defense in connection with certain legal matters disclosed in Item 3 of Part I of this report, to whom the Company provides indemnification pursuant to its by-laws.

During 2007, we generated cash from operating activities of approximately $2.4 million, primarily resulting from:

•
net loss of approximately $150.7 million, adjusted for the impairment of the consideration receivable from the Investor, the amortization of the consideration receivable from the Investor, and the fair value of warrants, options and shares issued during the period aggregating approximately $145.8 million, $3.3 million, and $4.2 million, respectively; and

•
a decrease in accounts receivable and accounts receivable-related party of approximately $2.3 million, a decrease in incentive receivables from Investor of approximately $667,000 and a decrease in accrued compensation of $1.9 million due to a decline in revenues and associated expenses during the second half of the second quarter of 2007;

•	an increase in prepaid tax assets of $2.3 million resulting from the payment of estimated income taxes offset by a reduction of the anticipated income tax.

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

On May 30, 2006, our Board of Directors authorized us to repurchase such number of shares of our common stock that have an aggregate purchase price not in excess of $200,000 at the rate of up to $50,000 worth of common stock each quarter. The Company repurchased 4,800 shares at a cost aggregating $2,506 since the commencement of the share repurchase program. We did not repurchase any shares during 2008.

The Company has an outstanding promissory note (the “Note”) issued to Mark Nordlicht, our co-founder and Chairman until May 2007. The balance on the Note is approximately $5 million, is non-interest bearing and is due in 2014. We have voluntary prepayment rights and a requirement to prepay the outstanding balance on the Note with a portion of the proceeds of any equity or debt financing exceeding $1 million. To date, the Note is neither due, in default nor subject to any prepayment obligation of the Company. Edward O’Connor, our co-founder and former President, has a substantially similar promissory note with an outstanding principal balance of approximately $500,000. On January 28, 2009, our Board of Directors established a special committee of three directors to review and respond to Mark Nordlicht’s repeated requests to renegotiate the Note. While the Note is not currently payable or in default, the Company believes that it may be able to obtain a favorable resolution to a number of continuing disputes with Mr. Nordlicht regarding the satisfaction of the Note at a discount, the management and the future direction of the Company. The special committee has commenced negotiations with Mr. Nordlicht but there can be no assurance that a definitive agreement will be achieved. Members of the special committee are Thomas Burchill, Dov Rauchwerger and Andrew Samaan.

GOING CONCERN

The Company believes it has sufficient funds to meet its obligations, based on its internal projections, for at least the next twelve months. However, the Company cannot guarantee that it will do so. If there are unforeseen expenses or financial obligations which occur during that period, such as those related to matters disclosed in Part I, Item 3- Legal Proceedings, the Company may not be able to meet such obligations. Additionally, if the Company acquires a brokerage or trading firm or a technology company which could be instrumental in the Company's long-term growth, this could hamper the Company's ability to continue as a going concern, both from a short-term or a long-term perspective, and the Company would have to resort to financing, through either debt or equity placements, for the funding of either such acquisitions or unforeseen expenses or financial obligations. There can be no assurance that any such financing would be available on acceptable terms, or at all, especially in light of the pending litigation against the Company and recent economic conditions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of significant accounting policies is included in Note 2 of the audited financial statements included in this Annual Report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition. Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for us include the following:.

Revenue recognition

During 2007, revenue is recognized when earned. Our revenue recognition policies are in compliance with the SEC's Staff Accounting Bulletin ("SAB") No. 104 "Revenue Recognition". The application of SAB No. 104 requires us to apply our judgment, including whether our clients receive services over a period of time.

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

During 2007, we also receive incentives from the New York Mercantile Exchange for the volume of OTC transactions we submit to their clearing platforms on behalf of our clients. The incentives are based on a percentage of the total revenues received by the exchange attributable to our volume of transactions submitted to the respective exchanges. We also apply our judgment when making estimates monthly of such incentives based on the volumes of transactions submitted to the respective exchanges and the exchanges' published revenues by type of transaction.

We, pursuant to SAB 104, realized the incentive revenues realized or realizable when all of the following criteria are met:

1) Persuasive evidence of an arrangement exists. We have a written separate agreement with an exchange which has publicly published the initial terms of its incentive program in 2003 which it modified in 2005 and which is offered to all intermediaries in the select transactions;

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

3) "Seller's" price to the buyer is fixed or determinable. Based on the incentive program terms of each exchange, their published prices for the type of transactions we submit to them, and our transactions records, we are able to determine an estimate for the revenues each exchange earns in connection with the transactions it submits, and accordingly, the amount, if any of the incentives we earn in connection with such transactions; and

4) Collectability is reasonably assured. The exchange has paid us timely on incentives earned from 2004 through May 2007. The Company intends to enforce the payment of any incentives receivable.

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

RECENT PRONOUNCEMENTS

The FASB issued FASB Statement No. 141 (revised 2007), Business Combinations, Statement 141(R ) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. FASB No.141 R is effective for fiscal years beginning after December 15, 2008. The Company does not believe that FAS No. 141 R will have any impact on its financial statements.

The FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Statement No.160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, Statement 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. FASB No.160 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that FAS No. 160 will have any impact on its financial statements.

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

In May 2008, FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles.The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. We are currently evaluating the effects, if any, that SFAS No. 162 may have on our financial reporting.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

N/A

ITEM 8.  FINANCIAL STATEMENTS.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, our management our President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our President and our Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to our President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth information about our executive officers, key employees and directors as of February 10, 2009.

Name	Age	Position	Date of Election Or Appointment as a Director
Thomas Burchill	67	Chief Executive Officer, President, and Director	November 2007
Marc-Andre Boisseau	44	Chief Financial Officer	n/a
Edward O’Connor	55	Director	March 2001
Dov Rauchwerger	31	Director	November 2007
Andrew Samaan	41	Director	January 2009

Thomas F. Burchill has served as one of directors since November 2007. Mr. Burchill worked at Hearst, ABC and Viacom, serving, beginning in 1984, as the first President and Chief Executive Officer of Lifetime Television, owned by the three companies. Between 1993 and 2001, Mr. Burchill, served as Chairman and Chief Executive Officer of Petry Media Corp., was responsible for reengineering that company with computer technology initiatives and subsequently oversaw the acquisition of, and successful integration of, a competitor, John Blair Co. Since 2001, Mr. Burchill has provided leadership or advisory assistance to a number of early stage companies that serve the media sector, including Mitra Technologies, a traffic and billing software firm, and SB3 Inc., a media focused business intelligence firm and Venaca, Inc., a digital asset management company. Mr. Burchill has been active in a number of industry organizations, including service as Chairman of the Cable Television Advertising Bureau and as a member of the Board of Directors of both the Television Bureau of Advertising and the International Radio and Television Society. Currently, he serves as Chairman and CEO of Mediastar Ventures LLC, an advisory firm. Mr. Burchill holds degrees from Holy Cross College and the Columbia University Graduate School of Business.

Marc-Andre Boisseau has served as our Chief Financial Officer since December 2004. Since January 2002,as President of Boisseau, Felicione & Associates, Inc., he has served as an advisor to small and medium publicly traded and private companies on financial, tax and accounting matters. Between January 2000 and December 2001, he served as Vice-President Finance of DataCore Software, Inc., a privately held software developer. Prior to that, he served as Principal Accounting Officer (from May 1997 to December 1999) and Vice President Controller (from January 1, 1998 to December 1999) of Citrix Systems, Inc. a publicly traded software developer. Mr. Boisseau is a certified public accountant. Mr. Boisseau graduated with a BA degree in Business Administration in 1987 from the University of Montreal.

Edward J. O'Connor has served as a director since March 2001. Mr. O'Connor previously served as our CEO between March 2004 and October 2005 and as our President between March 2001 and January 2009 . Since December 1996 to early 2007, Mr. O'Connor has served as a director and periodically as a managing director of Capital Energy Services, LLC (formerly Orion Energy Services, LLC), which was an energy options brokerage business on the NYMEX. While serving as our President, Mr. O'Connor's primary responsibilities included negotiating and entering into contracts for our business and accounting for our funds. Mr. O'Connor graduated from Georgetown University in 1977 with a BS degree in Business Administration.

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

Andrew Samaan has served as one of our directors since January 2009. Mr. Samaan is an attorney with expertise in capital formation, transaction analysis, negotiation and execution. Mr. Samaan advises clients on corporate transactions, and various other transactions from both a financial and legal perspective. Mr. Samaan also advises entities and individuals involved in the sports industry on a variety of legal matters, including the representation of investor groups and owners in the acquisition and sale of minor league sports franchises. Aside from his expertise in representing investors and owners, Mr. Samaan has extensive experience in corporate transactional work. He has worked in excess of $5 billion in mergers and acquisitions transactions and issuance of corporate securities on behalf of U.S. and international corporations. Mr. Samaan has advised new media companies in capital formation, intellectual property matters and on-going operations.

Mr. Samaan currently works as Principal at Columbia Sports Group, a financial advisory firm specializing in professional minor league sports organization, which he joined in October 2008., Mr. Samaan worked in various high level positions from April 1998 to September 2008 for Venaca, Inc., a media technology company. Additionally, Mr. Samaan worked for Prudential Securities Inc. from May 1997 to April 1999, where he provided middle market companies with sell side, buy side and defense advisory services. Mr. Samaan also worked as a corporate securities lawyer in New York and London for Brown & Wood, LLP and provided counsel on the issuance of corporate securities to U.S. and international corporations.

Mr. Samaan earned a Bachelor of Arts degree in Political Science from Loyola College and his Juris Doctor/MBA from Fordham University. He is a member of the American Bar Association, the New York State Bar Association and the New York City Bar Association. Mr. Samaan is licensed to practice law in New York, Connecticut and the District of Columbia.

Director Nominees

On February 6, 2009, the Board of Directors nominated Mr. Boisseau, Mr. Burchill, Mr. O’Connor and Mr. Samaan to be its candidates for the Board of Directors at the 2009 annual meeting of stockholders.

DIRECTOR INDEPENDENCE, COMMITTEES OF THE BOARD OF DIRECTORS

Two of our members of our Board of Directors, Dov Rauchwerger and Andrew Samaan are "independent" within the meaning of Nasdaq Marketplace Rule 4200. We have not established any committees, including an Audit Committee, a Compensation Committee, a Nominating Committee, or any committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole. Due to the size of the Board and the Company’s limited resources, our Board of Directors believes that the establishment of such committees of the Board is unnecessary and could be considered more form than substance.

On January 28, 2009, our Board of Directors established a special committee of three directors to review and respond to Mark Nordlicht’s repeated requests to renegotiate a promissory note issued by the Company to Mr. Nordlicht on March 22, 2004 (the “Note”). The Note matures in 2014 and currently has an outstanding balance of approximately $5 million. While the Note is not currently payable or in default, the Company believes that it may be able to obtain a favorable resolution to a number of continuing disputes with Mr. Nordlicht regarding the satisfaction of the Note at a discount, the management and the future direction of the Company. Mr. Nordlicht was one of the Company’s founders and is currently a major stockholder. The special committee has commenced negotiations with Mr. Nordlicht but there can be no assurance that a definitive agreement will be achieved. Members of the special committee are Thomas Burchill, Dov Rauchwerger and Andrew Samaan, each of whom confirmed that they are independent of Mr. Nordlicht.

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

To our knowledge, based solely on review of these filings and written representations from certain of the reporting persons, we believe that during the fiscal year ended December 31, 2008, our officers, directors and significant stockholders have timely filed all required forms under Section 16(a) of the Exchange Act.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics to provide guiding principles to all of our employees. Our Code of Business Conduct and Ethics does not cover every issue that may arise, but it sets out basic principles to guide our employees and provides that all of our employees must conduct themselves accordingly and seek to avoid even the appearance of improper behavior. Any employee which violates our Code of Business Conduct and Ethics will be subject to disciplinary action, up to an including termination of his or her employment. Generally, our Code of Business Conduct and Ethics provides guidelines regarding:

•	compliance with laws, rules and regulations,
•	conflicts of interest,
•	insider trading,
•	corporate opportunities,
•	competition and fair dealing,
•	discrimination and harassment,
•	health and safety,
•	record keeping,
•	confidentiality,
•	protection and proper use of company assets,
•	payments to government personnel,
•	waivers of the Code of Business Conduct and Ethics,
•	reporting any illegal or unethical behavior, and
•	compliance procedures.

In addition, we have also adopted a Code of Ethics for our Chief Executive Officer and Senior Financial Officers. In addition to our Code of Business Conduct and Ethics, our CEO and senior financial officers are also subject to specific policies regarding:

•	disclosures made in our filings with the SEC,
•	deficiencies in internal controls or fraud involving management or other employees who have a significant role in our financial reporting, disclosure or internal controls,
•	conflicts of interests, and
•	knowledge of material violations of securities or other laws, rules or regulations to which we are subject.

A copy of the Code of Ethics is filed as an exhibit to our annual report for the fiscal year ended December 31, 2005 as Exhibit 14.1. The Code of Ethics is also posted on our website under Governance Documents under the investor relations section of our website: www.optionable.com

ITEM 11.  EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2008. The value attributable to any option awards is computed in accordance with FAS 123R.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compen-sation	All Other Compensation ($)	Total ($)
Edward O’Connor President and Director (1)(6)	2008 2007	200,000 200,000	0 0	0 0	0 0	0 0	0 0	16,703 15,511	216,703 215,511
Kevin Cassidy CEO, Vice-Chairman, and Director (2)(3)	2008 2007	0 150,000	0	0 187,672	0 248,750	0 454,967	0 0	0 5,016	0 1,046,405
Albert Helmig Executive Chairman and Director (4)	2008 2007	0 397,000	0 0	0 0	0 0	0 0	0 0	0 0	0 397,000
Marc-Andre Boisseau Chief Financial Officer	2008 2007	121,306 185,327	0 0	0 0	0 0	0 0	0 0	0 0	121,306 185,327
Thomas Schnell (5)(6)	2008 2007	0 107,416	0 0	0 0	0 0	0 888,524	0 0	0 11,575	0 1,007,515

(1) Mr. O'Connor served as our principal executive officer from November 6, 2007 through January 28, 2009.
(2) Mr. Cassidy served as our principal executive officer, Chief Executive Officer, Vice Chairman and Director between October 30, 2005 and May 12, 2007.
(3) Mr. Cassidy's compensation included30,689 and 268,083 shares of common stock issued during 2007 and 2006, respectively. It included 1,200,000 warrants issued to Pierpont Capital, Inc., exercisable at $0.95 and for which we recognized $120,000 and $240,000 in compensation expenses during 2007 and 2006, respectively, pursuant to FAS 123 (R ). It also included the fair value of 65,000 options for which we recognized $128,750 in compensation expenses during 2007. Additionally, the Company paid, on behalf of Mr. Cassidy, a life insurance and health insurance premium, which are included in other compensation.
(4) Mr. Albert Helmig has served as our principal executive officer and Executive Chairman between May 11 and November 6, 2007.
(5) The other compensation of Mesrrs. O'Connor and Schnell represent the health insurance premium paid by the Company on their behalf.
(6) Mr. Schnell was a broker and was not an executive officer of the Company. Mr. Schnell resigned on September 14, 2007.

EMPLOYMENT AGREEMENTS

On March 1, 2001, we entered into an employment agreement with Edward O'Connor, one of our directors who previously served as our President. The agreement was amended on April 1, 2004.The terms of the agreement, as amended, provide that we would employ Mr. O'Connor for a term of five years with the duties of Chief Executive Officer with an annual salary of $200,000 per year. If we terminate Mr. O'Connor's employment without "cause" or if Mr. O'Connor terminates his employment with "good reason" (as both terms are defined in Mr. O'Connor's employment agreement), we are required to pay him a lump sum equal to nine months' base salary. Following termination of employment for any reason, other than expiration of the term of employment, Mr. O'Connor has agreed not to engage in an electronic OTC business in competition with us for a 90 day period, provided we pay him bi-monthly installments of $8,333.33 and provide full health benefits during the 90 day period. In October 2005, as discussed below, we continued to employ Mr.O'Connor as our President with the same compensation package as when he was our Chief Executive Officer. On January 28, 2009, Edward O’Connor resigned as President effective immediately and will continue to serve as a Director of the Company until such time as his successor is duly nominated and elected. In connection with Mr. O’Connor’s resignation, the Company and Mr. O’Connor entered into a Separation Agreement (the “Separation Agreement”) pursuant to which we agreed to provide Mr. O’Connor with a monthly severance in the amount of $2,083.33 (net of applicable withholding) for twelve consecutive months. Pursuant to the terms of the Separation Agreement, we agreed to maintain sufficient resources to indemnify Mr. O’Connor in any threatened or pending action, suit or proceeding brought against him by reason of the fact that he was an officer or director or similar capacity of the Company. The Separation Agreement also contains mutual non-disparagement, mutual release, non-compete and confidentiality provisions. Mr. O’Connor recused himself from the Board vote to approve his Separation Agreement.

We have a consulting agreement with Mr. Boisseau, who serves as our Chief Financial Officer. The verbal agreement provides that we compensate him at $300 per hour, since May 14, 2007. The rate per hour between January 1 and March 6, 2007, amounted to $145 per hour and between March 7 and May 13, 2007, $152 per hour. This agreement may be terminated at will by both parties.

On January 28, 2009, in connection with the appointment of Mr. Burchill to serve as President and CEO we entered into an employment agreement with Mr. Burchill dated January 28, 2009. The Employment Agreement provides for an annual salary of $150,000 and a year-end incentive pay of up to 100% of the base salary based upon criteria to be established by the Board of Directors. The Employment Agreement also provides for a signing bonus of $30,000 and the grant of an option to purchase 250,000 shares of the Company’s common stock at a price of $0.016, which is equal to at least 100% of the closing price of the Company’s stock on January 28, 2009. The Employment Agreement may be terminated at will by either party upon 30 days notice, except that no such notice is required if terminated by the Company for cause as defined in the Employment Agreement. The Employment Agreement also provides for the payment of severance in the amount of six months base salary and benefits, plus the pro rata amount of any incentive pay that the Board may give based upon a criteria to be determined by the Board, if Mr. Burchill resigns for good reason, as defined in the Employment Agreement, or if the Company terminates for any reason other than cause, as defined in the Employment Agreement.

Outstanding Equity Awards at Fiscal Year-End Table.

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers at December 31, 2008.

None

Director Compensation

The following table sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made for the fiscal year ended December 31, 2008.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
Thomas Burchill	100,000						100,000

Dov Rauchwerger	25,000						25,000

Director Compensation

During November 2007, the Company's Board of Directors approved compensation to be paid to the Messrs. Burchill and Rauchwerger in return for their service on the Board. The Board also approved a letter agreement with each of Messrs. Burchill and Rauchwerger which sets forth their compensation for their service on the Board. The Company will pay Mr. Burchill $100,000 as annual compensation to be paid in 12 equal monthly payments. The Company will pay Mr. Rauchwerger $25,000 as annual compensation to be paid in 12 equal monthly installments. The Company’s Board of Directors has also approved a letter agreement which provides for an annual compensation to Mr. Samaan of $25,000 payable in 12 equal monthly payments. During November 2007, the Board also approved a grant of 250,000 options to each of Messrs. Burchill and Rauchwerger. 50,000 options of each of such grant vested upon the grant and the remainder will vest at a rate of 50,000 options on each six month anniversary of the grant through November 26, 2009. The options expire on the five year anniversary of the grant. The Company entered into a stock option agreement with Messrs. Burchill and Rauchwerger in the form approved by the Board (each, a "Stock Option Agreement").

All of our directors are reimbursed for their reasonable expenses for attending board and board committee meetings

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 10, 2009, the number of and percent of our common stock beneficially owned by:

·	all directors and nominees, naming them,
·	our executive officers,
·	our directors and executive officers as a group, without naming them, and
·	persons or groups known by us to own beneficially 5% or more of our common stock:

We believe that all persons named in the table have sole voting and investment power (or shares such powers with his or her spouse) with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities if that person has the power to vote or dispose of such securities or if that person can acquire such securities within 60 days from February 10, 2009 upon the exercise of options, warrants, convertible securities or other rights. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of February 10, 2009 have been exercised and converted.

Title of Class	Name and address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Total*
Common Stock	Edward O’Connor (1) 95 Croton Avenue Suite 32 Ossining, NY 10562	3,854,130	7.4%

Common Stock	Marc-Andre Boisseau 95 Croton Avenue Suite 32 Ossining, NY 10562	0	0.0%

Common Stock	Thomas Burchill (2) 95 Croton Avenue Suite 32 Ossining, NY 10562	200,000	0.4%

Common Stock	Dov Rauchwerger (2) 95 Croton Avenue Suite 32 Ossining, NY 10562	150,000	0.3%

Common Stock	Mark Nordlicht 159 Wykagil Terrace New Rochelle, NY 10804	8,190,150	15.6%

Common Stock	Nymex Holdings, Inc. One, North End Avenue World Financial Center New York, NY 10282	10,758,886	20.52%

Common Stock	All Executive Officers and Directors as a Group (4 persons )	4,154,130	8.0%

* Based upon 52,428,203 shares outstanding as of February 10, 2009

(1) Includes 2,682,201 shares owned by Ridgecrest Capital Corp., Inc., a corporation wholly owned by Mr. O'Connor, 901,929 shares owned by Mr. O'Connor's daughter Kathleen O'Connor and 901,929 shares owned by Mr. O'Connor's daughter Erin O'Connor. Mr. O’Connor disclaims beneficial ownership of his daughters’ shares.

(2) Includes shares issuable pursuant to the exercise of stock options exercisable within 60 days.

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

We were party to a Master Services Agreement with CES pursuant to which we provide brokerage services on the floor of the New York Mercantile Exchange . Edward J. O'Connor, our former President and a director, is a 50% stockholder of CES. Kevin P. Cassidy our former Chief Executive Officer until May 2007, is the Managing Director of CES. Pursuant to this arrangement, we were paying to CES a minimum annual fixed fee of $50,000 and assume all expenses directly incurred by CES's associated floor brokerage services. Additionally, we owed to CES $1,525,000 payable on April 1, 2014. However, upon a Capital Raise, we will pay up to 10.67% of the amount raised during the Capital Raise, up to $762,500, to CES, with the remaining principal and accrued interest of 12% from the date of the Capital Raise payable on April 1, 2014.

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

Pursuant to this arrangement, our share of revenues and expenses of the floor brokerage services amounted to approximately $901,000 and $15,000, respectively, during 2007. We have received $1.5 million from CES in connection with such floor brokerage services during 2007,. In April 2007, the Company reimbursed CES approximately $165,000 for commissions to a broker that CES paid on the Company's behalf. All obligations pursuant to this arrangement have been satisified as of December 31, 2007 This agreement was terminated in January 2007 and our floor operations were assumed by one of our subsidiaries, OPEX International, Inc.

The Company has recognized revenues from brokerage commissions of approximately $253,000 and $3,000 during 2007 from Platinum Partners, L.P. and Fenmore Holdings LLC, respectively, entities in which Mark Nordlicht is also the managing partner or a stockholder. All obligations from such related parties have been satisfied at December 31, 2007.

Jules Nordlicht, the father of the Company's former Chairman of the Board, leased to us a seat on the exchange through which CES maintained its floor operations. We assumed the cost of the lease in April 2006 and renewed it in December 2006 through June 2007. We terminated this agreement effective April 1, 2007. The lease provided for monthly payments of $5,000 through June 30, 2007. The amount paid pursuant to the lease amounted to $15,000 during 2007.

We also received incentives from NYMEX, a stockholder (the "Investor"). The incentives are earned based on a percentage of the total revenues received by the exchange attributable to our volume of OTC market transactions submitted to the respective exchanges. Under this incentive program offered by NYMEX, 25% of the revenues from NYMEX ClearPort are allocated to an intermediary incentive pool. At the end of each quarter, the qualifying intermediaries, including us, receive their pro-rata share based on the volume for which they were responsible. There is no minimum volume requirement in order to participate. The Company recognized revenues from incentives amounting to approximately $3.3 million during 2007. The Company received approximately $2.0 million from the Investor, pursuant to such incentive arrangement during 2007. NYMEX owes us approximately $641,000 at December 31, 2008 and, after several requests, have not indicated to us whether they will ever satisfy their obligations to us or when.

On April 10, 2007, we, Mark Nordlicht, our former Chairman of the Board, Kevin Cassidy, our former Vice Chairman and Chief Executive Officer, Edward O'Connor, our former President and a Director, (together with Mr. Nordlicht and Mr. Cassidy, the "Founding Stockholders"), and NYMEX Holdings, Inc. (the "Investor") entered into a definitive stock and warrant purchase agreement (the "Stock and Warrant Purchase Agreement").

Pursuant to the terms of the Stock and Warrant Purchase Agreement, Mr. Nordlicht, Mr. Cassidy and Mr. O'Connor sold to the Investor, 7,000,000, 1,905,000 and 1,853,886 shares, respectively, of common stock of the Company. This aggregate of 10,758,886 shares of common stock (the "Purchased Shares") represented 19% of the then outstanding shares of common stock on a fully diluted basis (without giving effect to the Warrant, as defined and discussed below). The purchase price paid by the Investor for the Purchased Shares was $2.69 per share. Additionally, pursuant to the Stock and Warrant Purchase Agreement, we physically issued to the Investor the Warrant, as defined and described below, in consideration of the Investor's agreement (i) to develop with us a marketing plan, which plan will detail proposed expenditures by the Investor and joint activities; (ii) subject to regulatory requirements, to provide space for up to twenty of our brokers on the Investor's trading floor; and (iii) to host our electronic trading platform, OPEX, in the Investor's data center and provide us with computer and networking hardware, software, bandwidth and ancillary infrastructure and services reasonably necessary to interconnect OPEX with the Investor's clearing system market gateway to trading and clearing services. Additionally, we agreed to exclusively clear all OTC products through the Investor's clearing system for a period of ten years (provided that the Investor continues to offer clearance for a particular product through its clearing system) in consideration for additional fees to be paid by the Investor to us.

The warrant issued by us (the "Warrant") permitted the Investor to purchase a number of shares of common stock sufficient to increase the Investor's ownership of the Company's common stock to an amount not to exceed 40% of the Company's then outstanding common stock on a fully diluted basis, based on the assumption that the Investor has retained ownership of the Purchased Shares and any shares of common stock previously issued to the Investor upon a partial exercise of the Warrant. The Warrant is exercisable at any time and from time to time prior to October 10, 2008 at an exercise price per share equal to $4.30 (the "Exercise Price"). The Warrant does not contain a cashless exercise feature. The Exercise Price is subject to certain customary adjustments to protect against dilution.

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

(c) the Investor is required to vote its shares in favor of each individual nominated for election as a member of our board of directors by our board of directors, by our nominating committee or such other ad hoc committee as may be acting in such nominating role;

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

However, at June 30, 2007, based upon the statements made by the Investor, the Company was unable to assert that it would receive any of the benefits initially contemplated by the Stock and Warrant Purchase Agreement. Accordingly, the Company has recorded a charge to its statement of operations amounting to approximately $145.8 million, at June 30, 2007.

Pursuant to an agreement providing for the reimbursement of certain administrative expenses for services provided to a coffee bean roaster, Sleepy Hollow Coffee Roasters, Inc. ("Sleepy Hollow"), a company owned by Edward J. O'Connor and by Kevin P. Cassidy, we charged an administrative fee of $8,000 to Sleepy Hollow during 2007. We provided such services to Sleepy Hollow to ensure that Edward O'Connor and Kevin Cassidy can focus as much time and efforts as possible on our operations. This agreement was terminated by both parties effective June 30, 2007.

At December 31, 2008, we owe approximately $98,000 to a Mark Nordhlicht for certain legal fees incurred and paid by him in connection with legal matters for which he is entitled to be indemnified.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm Sherb & Co., LLP, independent registered accounting firm, has audited our financial statements for the years ended December 31, 2008 and 2007. The Board of Directors has appointed Sherb & Co. to serve as our registered accounting firm for the 2008 year-end audit and to review our quarterly financial reports for filing with the Securities and Exchange Commission during fiscal year 2009. The following table shows the fees paid or accrued by us for the audit and other services provided by Sherb & Co. for fiscal year 2008 and 2007.

	2008	2007
Audit Fees (1)	$75,000	$78,000
Audit-Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees (2)	$--	$2,580
Total	$75,000	$80,580

(1) Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2) All Other Fees represent edgarization services related to the certain statutory and regulatory filings.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The board of directors acts as the audit committee, and consults with respect to audit policy, choice of auditors, and approval of out of the ordinary financial transactions.

ITEM 15.  EXHIBITS.

Exhibit No.	Description

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
November 21, 2005 (the "S-8")

10.10	Form of Incentive Stock Option Agreement(incorporated by reference to Exhibit 4.2 to the S-8)

10.11	Nonstatutory Stock Option Agreement(incorporated by reference to Exhibit 4.3 to the S-8)

10.12	Prepaid Commission Agreement, dated February 3, 2003, between the Company and Mark Nordlicht (incorporated by reference to Exhibit 10(vi) to the SB-2).

10.13	Revolving Credit Facility Agreement, dated June 5, 2003, between the Company and Platinum Value Arbitrage Fund LP(incorporated by reference to Exhibit 10(vii)(a) to the SB-2)

10.14	$500,000 Revolving Promissory Note from the Company to Platinum Value Arbitrage Fund LP dated June 5, 2003 (incorporated by reference to Exhibit 10(vii)(b) to the SB-2)

10.15	Prepaid Commission Agreement, dated June 9, 2003, between the Company and Platinum Partners Value Arbitrage Fund LLP(incorporated by reference to Exhibit 10(viii) to the SB-2)

10.16	Loan Agreement, dated February 13, 2004, between the Company and Mark Nordlicht (incorporated by reference to Exhibit 10(ix)(a) to the SB-2)

10.17	$250,000 Promissory Note, dated February 13, 2004, from the Company to Mark Nordlicht (incorporated by reference to Exhibit 10(ix)(b) to the SB-2)

10.18	$250,000 Promissory Note Extension Agreement, dated September 9, 2004 (incorporated by reference to Exhibit 10(ix)(c) to the SB-2)

10.19	Loan Agreement, dated March 8, 2004, between the Company and Mark Nordlicht (incorporated by reference to Exhibit 10(x)(a) to the SB-2)

10.20	$50,000 Promissory Note, dated March 8, 2004, from the Company to Mark Nordlicht (incorporated by reference to Exhibit 10(x)(b) to the SB-2)

10.21	$50,000 Promissory Note Extension Agreement, dated September 9, 2004 (incorporated by reference to Exhibit 10(x)(c) to the SB-2)

10.22	Loan Agreement, dated March 22, 2004, between the Company and Mark Nordlicht (incorporated by reference to Exhibit 10(xi)(a) to the SB-2)

10.23	$5,621,753.18 Promissory Note, dated March 22, 2004, from the Company to Mark Nordlicht (incorporated by reference to Exhibit 10(xi)(b) to the SB-2)

10.24	Addendum to Loan Agreement, dated March 22, 2004 (incorporated by reference to Exhibit 10(xi)(c) to the SB-2)

10.25	Addendum to Promissory Note, dated March 22, 2004 (incorporated by reference to Exhibit 10(xi)(d) to the SB-2)

10.26	Revolving Credit Facility Agreement, dated April 15, 2004, between the Company and Mark Nordlicht (incorporated by reference to Exhibit 10(xii)(a) to the SB-2)

10.27	$50,000 Promissory Note, dated April 15, 2004, from the Company to Mark Nordlicht (incorporated by reference to Exhibit 10(xii)(b) to the SB-2)

10.28	Warrant Agreement for the Purchase of Common Stock (incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006)

10.29	Service and Repurchase Agreement (incorporated by reference to the Registrant's Current Report on Form 8-K, dated as of January 31, 2007

10.30	Code of Business Conduct and Ethics (Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2007)

10.31
Acquisition Agreement, dated March 23, 2007, between the Company, Peter Holmquist, Douglas Towne, and Joseph McHugh (incorporated by reference to the Registrant's Current Report on Form 8-K, dated as of March 23, 2007.

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

10.45
Separation Agreement between Optionable, Inc. and Edward J. O’Connor dated as of January 28, 2009. (incorporated by reference to the Registrant’s Current Report on Form 8-K dated as of February 2, 2009)

10.46	Employment Agreement between Optionable, Inc. and Thomas Burchill dated as of January 28, 2009(incorporated by reference to the Registrant’s Current Report on Form 8-K dated as of February 2, 2009)

10.47	Letter Agreement dated as of January 15, 2009 with respect to compensation to Andrew Samaan (incorporated by reference to the Registrant’s Current Report on Form 8-K dated as of February 2, 2009)

21*	Subsidiaries of the Company.

31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2*	Certification by Interim Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2*	Certification by Interim Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on February 17, 2009.

Optionable, Inc.

By:	/s/ Thomas Burchill
Thomas Burchill
Chief Executive Officer, President
and Director (Principal Executive Officer)

By:	/s/ Marc Andre-Boisseau
Marc Andre-Boisseau
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Marc-Andre Boisseau Marc-Andre Boisseau	Chief Financial Officer	February 17, 2009

/s/ Thomas Burchill Thomas Burchill	Chief Executive Officer, President, and Director	February 17, 2009

/s/ Edward O’Connor Edward O’Connor	Director	February 17, 2009

/s/ Dov Rauchwerger Dov Rauchwerger	Director	February 17, 2009

/s/ Andrew Samaan Andrew Samaan	Director	February 17, 2009

OPTIONABLE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Optionable, Inc.

We have audited the accompanying consolidated balance sheets of Optionable, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Optionable, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters also are described in Note 1. The December 31, 2008 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants

New York, New York
February 12, 2009

OPTIONABLE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$8,974,282	$9,919,727
Recoverable income taxes	958,294	2,281,432
Deferred tax assets	-	281,356
Prepaid expenses	1,269,827	387,636
Total current assets	11,202,403	12,870,151

Property and equipment, net of accumulated depreciation of $731,518 and $569,712
at December 31, 2008 and 2007, respectively	-	186,231
Other assets	-	19,900

Total assets	$11,202,403	$13,076,282

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$420,590	$392,398
Due to stockholder	97,907	-
Income tax payable	83,555	-
	602,052	392,398

Due to stockholder, net of unamortized discount of $2,610,270 and $2,956,314
at December 31, 2008 and 2007, respectively	2,426,240	2,088,196
Due to director, net of unamortized discount of $355,126 and $400,976
at December 31, 2008 and 2007, respectively	153,571	107,721
Other liabilities	-	59,367
Total liabilities	3,181,863	2,647,682

Stockholders' Equity:
Preferred Stock; $.0001 par value, 5,000,000 shares authorized, none issued
and outstanding at December 31, 2008 and 2007	-	-
Common stock; $.0001 par value, 100,000,000 shares authorized,
52,428,203 issued and 52,423,403 outstanding at December 31, 2008 and 2007	5,242	5,242
Additional paid-in capital	162,766,096	162,743,356
Treasury stock at cost, 4,800 shares	(2,506)	(2,506)
Accumulated deficit	(154,748,292)	(152,317,492)

Total stockholders’ equity	8,020,540	10,428,600

Total liabilities and stockholders’ equity	$11,202,403	$13,076,282

See Notes to Financial Statements.

OPTIONABLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31
	2008	2007

Revenues:
Brokerage fees	$-	$8,786,850
Brokerage fees-related parties	-	1,148,885
Incentives-stockholder	-	3,285,058
Net revenues	-	13,220,793

Cost of revenues	-	7,798,438
Cost of revenues-related parties	-	30,013
	-	7,828,451

Gross profit	-	5,392,342

Operating expenses:
Selling, general and administrative	2,111,379	8,624,175
Impairment-consideration receivable from stockholder	-	145,771,878
Impairment-intangible asset	-	1,085,610
Research and development	659,211	1,094,188

Total operating expenses	2,770,590	156,575,851

Operating loss	(2,770,590)	(151,183,509)

Other income (expense):
Interest income	255,118	388,757
Other expense	-	(15,250)
Interest expense to related parties	(383,894)	(340,707)
	(128,776)	32,800

Loss before income tax	(2,899,366)	(151,150,709)

Income tax benefit	468,566	415,548

Net loss	$(2,430,800)	$(150,735,161)

Basic earnings per common share	$(0.05)	$(2.88)

Diluted earnings per common share	$(0.05)	$(2.88)

Basic weighted average common
shares outstanding	52,423,403	52,320,030

Diluted weighted average common shares outstanding	52,423,403	52,320,030

See Notes to Financial Statements.

OPTIONABLE, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
From January 1, 2007 to December 31, 2008

				Treasury
	Common Stock		Additional	Stock,	Accumulated
	Shares	$	Paid-in Capital	at Cost	Deficit	Total

Balance at January 1, 2007	51,669,714	$5,167	$8,469,567	$(2,506)	$(1,582,331)	$6,889,897

Fair value of warrants issued to related party	-	-	120,000	-	-	120,000
Fair value of share-based payments issued to shareholder	-	-	149,084,876	-	-	149,084,876
Fair value of warrants issued to acquire intangible asset	-	-	756,000	-	-	756,000
Fair value of options	-	-	3,911,401	-	-	3,911,401
Exercise of warrants	550,000	55	184,945	-	-	185,000
Exercise of options	173,000	17	34,583	-	-	34,600
Fair value of shares issued for compensation to chief executive officer	30,689	3	181,984	-	-	181,987
Net loss	-	-	-	-	(150,735,161)	(150,735,161)
Ending balance, December 31, 2007	52,423,403	5,242	162,743,356	(2,506)	(152,317,492)	10,428,600

Fair value of options	-	-	22,740	-	-	22,740
Net loss	-	-	-	-	(2,430,800)	(2,430,800)
Ending balance, December 31, 2008	52,423,403	$5,242	$162,766,096	$(2,506)	$(154,748,292)	$8,020,540

See Notes to Financial Statements

OPTIONABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(2,430,800)	$(150,735,161)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	161,806	112,508
Amortization of debt discount	383,894	340,707
Amortization of consideration receivable from stockholder	-	3,383,387
Provision for doubtful accounts	(35,368)	646,622
Fair value of warrants and options	22,740	4,025,716
Fair value of shares issued to chief executive officer	-	187,672
Loss on sale of trading right	-	15,250
Impairment-consideration receivable from stockholder	-	145,771,879
Impairment- intangible asset	-	1,085,610
Changes in operating assets and liabilities:
Accounts receivable	35,368	2,095,131
Accounts receivable-related parties	-	182,338
Due from related party	-	488,273
Incentives receivable from stockholder	-	666,912
Prepaid and other assets	(862,291)	(323,474)
Other receivable	-	150,000
Accounts payable and accrued expenses	(6,751)	258,772
Due to stockholder	97,907	-
Income tax payable	83,555	(1,454,246)
Deferred tax assets	281,356	(281,356)
Recoverable income taxes	1,323,139	(2,281,433)
Accrued compensation	-	(1,891,885)

Net cash (used in) provided by operating activities	(945,445)	2,443,222

Cash flows used in investing activities:
Acquisition of intangible asset	-	(400,000)
Acquisition of trading rights	-	(1,180,250)
Proceeds from disposition of trading right	-	1,165,000
Purchases of property and equipment	-	(241,238)

Net cash used in investing activities	-	(656,488)

Cash flows from financing activities:

Proceeds from issuance of shares of subsidiary	-	5,100
Repurchase of shares of subsidiary	-	(5,100)
Proceeds from exercise of options	-	34,600
proceeds from exercise of warrants	-	185,000

Net cash provided by financing activities	-	219,600

Net (decrease) increase in cash	(945,445)	2,006,334

Cash, beginning of year	9,919,727	7,913,393

Cash, end of year	$8,974,282	$9,919,727

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$3,750,000

Cash paid for interest	$-	$-

Noncash investing and financing activities:

Fair value of warrants issued in connection with the acquisition of intangible asset	$-	$756,000

Disposition of property and equipment in connection with
cancellation of lease	$24,425	$-

See Notes to Financial Statements.

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Developments since May 2007

Several developments since May 2007, such as a statement made by the Company's most significant customer, such customer's suspension of its business relationship with the Company, the matters discussed in Note 11, together with the combined succession of events since then have had a significant adverse impact on its business, including current and, likely, future results of operations and financial condition and have impacted the Company's ability to continue to operate as a brokerage services provider through traditional voice-brokerage and on the floor of a US exchange. Effective November 4, 2008, the Company suspended the development of OPEX, but the Company intends to maintain it. Consequently, the Company is formulating a revised strategy to:

1)	seek advice from investment bankers as to whether it should sell its technology;
(2)	license its technology to joint ventures with other brokerage or software development firms;
(3)	to merge with another company, with a preference to combine with an operating brokerage firm;

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

While the Company believes that it is likely that we will it have to sell its technology, it is currently unable to determine whether it will continue to have any significant continuing involvement in the development or operations of OPEX or the brokerage operations of a brokerage firm with which it may combine its operations.

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-Organization, Description of Business and Going Concern-Continued

Going Concern

The Company believes it has sufficient funds to meet its obligations, based on its internal projections, for at least the next twelve months. However, the Company cannot guarantee that it will do so. If there are unforeseen expenses or financial obligations which occur during that period, such as those that could result from matters discussed in Note 11, the Company may not be able to meet such obligations. Additionally, if the Company enters in a transaction with a brokerage or trading firm or a technology company which could be instrumental in the Company's long-term growth, this could hamper the Company's ability to continue as a going concern, both from a short-term or a long-term perspective, and the Company may have to resort to financing, through either debt or equity placements, for the funding of either such acquisitions or unforeseen expenses or financial obligations. There can be no assurance that any such financing would be available on acceptable terms, or at all, especially in light of the pending litigation against the Company and the current economic conditions.

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2- Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements include the results of operations of Opex International, Inc. and Hydra Commodity Services, Inc. for the years ended December 31, 2008 and 2007. All material inter-company accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents.

The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 between January 2007 and October 2008 and $250,000 for interest-bearing accounts and an unlimited amount for noninterest-bearing accounts after October 2008. During 2008 and 2007, the Company has reached bank balances exceeding the FDIC insurance limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden failure of such financial institutions. The Company’s cash and cash equivalents held at financial institutions exceeding the FDIC insurance limit amount to $ 7.3 million and $9.7 million at December 31, 2008 and 2007, respectively.

Customer Concentration

One of the Company's customers accounted for approximately 24% of its revenues during 2007. During May 2007, this customer announced that it was suspending its relationship with the Company and that customer has not used the Company's services in connection with any additional transactions since that time.

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

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2- Summary of Significant Accounting Policies-Continued

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, recoverable income taxes, and accounts payable and accrued expenses approximate their fair value due to their short-term maturities. The carrying amounts of due to Stockholder and due to Director approximate their fair value based on the Company's incremental borrowing rate.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three to five years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Depreciation expense amounted to approximately $161,000 and $113,000 during 2008 and 2007, respectively.

Effective November 4, 2008, the Company has suspended the development of its technology and has depreciated the remaining carrying value of its computer equipment associated with the development of such technology. Additionally, the Company has disposed of its furniture to its former landlord in partial consideration of the cancellation of its lease. The Company paid $95,000 to its former landlord to cancel the lease during 2008.

Software Development Costs

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed". Costs of maintenance and customer support will be charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first. The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no software development costs have been capitalized at December 31, 2008 and 2007, respectively.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred tax assets and

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2- Summary of Significant Accounting Policies-Continued

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to, the realization of receivables and share-based payments. Actual results will differ from these estimates.

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options amounted to 983,000 and 1,363,000 at December 31, 2008 and 2007, respectively. The outstanding warrants amounted to 100,000 and 19,426,000 at December 31, 2008 and 2007, respectively. The options and warrants outstanding at December 31, 2008 and 2007, respectively, have been excluded from the computation of diluted earnings per share due to their antidilutive effect.

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2- Summary of Significant Accounting Policies-Continued

Revenue Recognition

During 2007, revenue was recognized when earned. The Company's revenue recognition policies are in compliance with the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin ("SAB") No. 104 "Revenue Recognition".

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

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Share-Based Payments

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2- Summary of Significant Accounting Policies-Continued

the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the SEC issued SAB 107. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R). Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123(R) and related interpretations as provided by SAB 107 prospectively. As such, compensation cost is measured on the date of grant as its fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

The Company accounts for share-based payments awarded to the NYMEX Holdings, Inc. (the “Investor”) pursuant to FAS No. 123R and Emerging Issue Task Force Release No.96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Share-based payments awarded to the Investor, including those awarded by another holder of an economic interest in the Company as compensation for services to the Company, are share-based payments transactions. The Company measures the fair value of the equity instruments to the Investor using the stock price and other measurement assumptions as of the earlier of either of the following: 1) the date at which a commitment for performance, as defined, by the counterparty to earn the equity instruments is reached, or 2) the date at which the counterparty's performance is complete. The fair value of the equity instruments amounts to the carrying value of the consideration receivable from the Investor and is recognized over the agreed-upon terms of the consideration, which is at most 10 years. The Company evaluates the carrying value of the consideration receivable from the Investor at each measurement date.

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2- Summary of Significant Accounting Policies-Continued

Segment reporting

The Company operates in one segment, brokerage services. The Company's chief operating decision-maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statement of operations.

Recent Pronouncements

The FASB issued FASB Statement No. 141 (revised 2007), Business Combinations, Noncontrolling Interests in Consolidated Financial Statements. Statement 141(R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. FASB No.141 R is effective for fiscal years beginning after December 15, 2008. The Company does not believe that FAS No. 141 R will have any impact on its financial statements.

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

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3- Prepaid expenses

Prepaid expenses primarily consists of retainers paid to certain law firms which represent the Company and certain former and current directors in connection with legal proceedings which are described in Note 11- Litigation and contingencies.

Note 4-Due from Related Party

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

The Company's share of revenues of the floor brokerage services amounted to approximately $901,000 during 2007. The Company's share of expenses of the floor brokerage services amounted to approximately $15,000 during 2007. The Company has received approximately $105,000 from the related party in connection with such floor brokerage services during 2007. Additionally, in April 2007, the Company reimbursed the related party approximately $165,000 for commissions paid to a broker that such related party paid on the Company’s behalf.

The Company recognized its share of revenues of the floor brokerage services based on the commissions earned for such services which are recognized on the day of the trade-trade date basis.

The father of the Company's former Chairman of the Board leases to the Company a seat on the exchange through which Capital Energy maintains its floor operations. The Company assumed the cost of the lease in April 2006 and renewed it in December 2006 through June 2007. The Company terminated this agreement effective April 1, 2007. The lease provided for monthly payments of $5,000 through June 30, 2007. The amount paid pursuant to the lease amounted to $15,000 during 2007.

Note 5-Trading rights

During March 2007, the Company acquired two trading rights for an aggregate amount of approximately $1,180,250, allowing it to operate on the floor of a United States exchange. During 2007, the Company sold its trading rights for $1,165,000, generating a loss of approximately $15,000 which is included in other expenses.

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6-Agreement with NYMEX Holding, Inc.

On April 10, 2007, the Company and its former Chairman of the Board, its former Vice Chairman and Chief Executive Officer, and its former President and a Director, (the "Founding Stockholders") and the Investor entered into a definitive stock and warrant purchase agreement (the "Stock and Warrant Purchase Agreement") and consummated the transactions contemplated thereby.

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

Note 6-Agreement with NYMEX Holding, Inc.-continued

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

Following the occurrence of the events which are the subject of the matters discussed in Note 11 "Litigation," the Company and the Investor have not agreed upon the aforementioned joint marketing and technology initiatives. Additionally, the Investor indicated in a Schedule 13D it filed with the SEC on July 6, 2007, with respect to its holdings of equity securities of the Company, that it was now re-considering its potential joint marketing and technology initiatives with the Company. As a result, the Investor and the Company have not developed the contemplated joint marketing and technology initiatives.

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

The Company recognized an amortization expense of approximately $3.3 million in connection with the Consideration during 2007.

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6-Agreement with NYMEX Holding, Inc.-continued

However, at June 30, 2007, based upon the statements made by the Investor, the Company was unable to assert that it would receive any of the benefits initially contemplated by the Stock and Warrant Purchase Agreement. Accordingly, the Company has recorded a charge to its statement of operations amounting to approximately $145.8 million during 2007.

The Company earned incentives revenues of approximately $3.3 million and received approximately $3.1 million from the Investor during 2007.

The Company has also provided for an allowance for doubtful accounts for the incentives receivable from the Investor of approximately $640,000 at December 31, 2008 and 2007, respectively.

Note 7- Intangible Asset

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

Note 7- Intangible Asset-Continued

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

The fair value of the consideration was assigned to customer relationships and was amortized over a period of three years. The Company recognized approximately $70,000 during 2007 and is included as selling, general and administrative expenses in the accompanying consolidated statement of income.

During May 2007, following the occurrence of the events which are the subject of the matters discussed in Note 11, "Litigation", the former owners of HQ Trading agreed to unwind the acquisition. As part of the unwinding, the former owners of HQ Trading released the Company from its obligations related to the two payments of $400,000 payable in September 2008 and March 2010 and agreed to the cancellation of the 900,000 warrants. The former owners of HQ Trading retained the $400,000 which was paid upon execution of the final agreement. Both parties retained the right to use the HQ Trading customer list. Accordingly, the Company did not recognize the fair value of the remaining 600,000 warrants and the two payments of aggregating $800,000.

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

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8-Due to Related Parties

The terms and amounts of due to related parties at December 31, 2008 and 2007 are as follows:

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

	As of
	December 31,	December 31,
	2008	2007
	$5,044,510	$5,044,510
Discount, using initial implied rate of 12%:	(2,610,270)	(2,956,314)
	$2,426,240	$2,088,196

Due to Director and former President, non-interest bearing, unsecured, payable by March 12, 2014, if the Company obtains additional equity or debt financing of at least $1,000,000 following a Capital Raise, the Company will repay its Director up to 5.3% of the Capital Raise, up to $381,250, with the remaining balance and accrued interest of 4.68% from the date of the Capital Raise due on March 12, 2014:

	As of
	December 31,	December 31,
	2008	2007
	$508,697	$508,697
Discount, using initial implied rate of 12%:	(355,126)	(400,976)
	$153,571	$107,721

During April 2005, the Company modified the terms of its due to related parties.

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8-Due to Related Parties-Continued

The modified terms provide that, in the event of a Capital Raise, among other things, the annual interest rate accrued after such event is reduced from 12% to 4.68%. Additionally, the modified terms provide that the Company may make principal repayments towards the due to a stockholder and former Chairman of the Board and the due to Director amounting to approximately 25% of its cash flows from operating cash flows less capital expenditures. During April 2006, the Company modified the terms of its due to related parties to allow the Company to make principal repayments at its discretion.

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

The amortization of the discount on the due to related parties amounted to approximately $384,000 and $341,000 during 2008 and 2007, respectively.

The Company provided administrative services to a related party, an entity owned by the Company's former Chief Executive Officer and a Director. The Company charged approximately $8,000 during 2007. This agreement was terminated by both parties effective June 30, 2007.

The Company has recognized revenues of approximately $250,000 during 2007 from two related parties, entities in which one of its stockholders and former Chairman of the Board is also the managing director.

At December 31, 2008, the Company owes approximately $98,000 to a Stockholder for certain legal fees incurred and paid by such Stockholder for matters discussed in Note 11 of the financial statements.

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10- Stockholders' Equity

During 2007 the Company issued 30,689 shares of common stock, respectively, to its former Chief Executive Officer. The fair value of such shares issued amounted to approximately $182,000, based on the quoted price of the Company's common stock at the date of issuance. The shares were issued pursuant to the employment agreement between the Company and its former Chief Executive Officer.

Stock Compensation Plan

During November 2004, the Company adopted the 2004 Stock Option Plan ("2004 Plan"). The 2004 Plan allows for the grant of both incentive stock options and nonstatutory stock options. The 2004 Plan may be administered, interpreted and constructed by the Board of Directors or a compensation committee. The maximum number of shares of common stock which may be issued pursuant to options granted under the 2004 Plan may not exceed 7,500,000 shares. The options outstanding vest over periods of up to eighteen months.

During 2008 and 2007, the Company recorded share-based payment expenses amounting to approximately $23,000 and $4.0 million, respectively, in connection with all options outstanding at the respective measurement dates. The amortization of share-based payment was recorded in cost of revenues during 2007 and in selling, general, and administrative expenses during 2008.

The fair value of the options is based on the Black Scholes Model using the following assumptions :

2007

Exercise price:	$0.0918-$7.17
Market price at date of grant:	$0.0918-$7.17
Volatility:	40-52%
Expected dividend rate:	0%
Expected terms:	3-3.3 years
Risk-free interest rate:	3.07%-4.54%

The expected volatility was based on the average historical volatility of comparable publicly-traded companies considering the Company's period of observable historical data is shorter than the terms of the options.

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10- Stockholders' Equity-continued

A summary of the activity during 2008 and 2007 of the Company’s stock option plan is presented below:

		Weighted	Aggregate
		Average	Intrinsic
	Options	Exercise Price	Value

Outstanding at January 1, 2007	941,000	$0.26

Granted	2,325,000	0.36
Exercised	123,000	0.20
Expired or cancelled	1,730,000	-
Outstanding at December 31, 2007	1,363,000	0.36

Granted	-	-
Exercised	-	-
Expired or cancelled	(380,000)	0.26
Outstanding at December 31, 2008	983,000	$0.46	$-

Exercisable and vested at December 31, 2008	783,000	$0.56	$-

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10- Stockholders' Equity-continued

The weighted-average remaining contractual term of the options are as follows:

Options outstanding at December 31, 2008:

Weighted-average remaining contractual term	Number of options	Weighted-average exercise price
Earlier of termination for cause or death	283,000	$1.31
4.26 years	700,000	0.10

Options exercisable and vested at December 31, 2008:

Weighted-average remaining contractual term	Number of options	Weighted-average exercise price
Earlier of termination for cause or death	283,000	$1.31
7.1 years	500,000	0.14

The following activity occurred under our plan:

	2008	2007
Weighted-average grant-date fair value of options granted	N/A	$2.44
Aggregate intrinsic value of options exercised	N/A	$966,850
Fair value of options recognized as expense:	$22,000	$3,911,401

The total compensation cost related to nonvested options not yet recognized amounted to approximately $15,000 at December 31, 2008 and the Company expects that it will be recognized over the following weighted-average period of 8 months.

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10- Stockholders' Equity-continued

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

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10- Stockholders' Equity-continued

Performance-based Warrants

The Company has issued warrants to a company wholly-owned by its former Chief Executive Officer. The warrants are exercisable in tranches of up to 400,000 warrants beginning December 31, 2005 and every six-month thereafter, upon reaching certain brokerage milestones by two of the Company’s customers.

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

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10- Stockholders' Equity-continued

A summary of the activity during 2008 and 2007 of the warrants issued to the Company’s former Chief Executive Officer is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Warrants	Exercise Price	Terms (years)

Outstanding at January 1, 2007	1, 450,000	$0.72

Granted	-	-
Exercised	550,000	0.34
Expired or cancelled	(200,000)	0.95
Outstanding at December 31, 2007	800,000	0.95

Granted	-	-
Exercised	-	-
Expired or cancelled	(800,000)	0.95
Outstanding, vested,
and exercisable at December 31, 2008	-	$-	N/A

The following activity occurred with respect to the performance-based warrants:

2007
Weighted-average grant-date fair value of warrants granted	N/A
Aggregate intrinsic value of warrants exercised	$3,172,500
Fair value of warrants recognized as expense:	$120,000

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

Note 10- Stockholders' Equity-continued

All of these warrants were cancelled in May 2007 in connection with the unwinding of the HQ Trading transaction.

During 2007, the Company issued warrants to a US exchange ( See Note 5-Agreement with NYMEX Holding, Inc ) The terms of the warrant issued by the Company (the "Warrant"), as contemplated in the Stock and Warrant Purchase Agreement, permit the Investor to purchase a number of shares of Common Stock sufficient to increase the Investor's ownership of the Company's Common Stock to an amount not to exceed 40% of the Company's then outstanding Common Stock on a fully diluted basis, based on the assumption that the Investor has retained ownership of the Purchased Shares and any shares of Common Stock previously issued to the Investor upon a partial exercise of the Warrant. The Warrant could be exercisable at any time and from time to time prior to October 10, 2008 at an exercise price per share equal to $4.30 (the "Exercise Price"). The Warrant does not contain a cashless exercise feature. The Exercise Price is subject to certain customary adjustments to protect against dilution. The warrants expired in October 2008.

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

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10- Stockholders' Equity-continued

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

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10- Stockholders' Equity-continued

On May 14, 2007, the Investor Director resigned and the Investor has stated that it has no current plans to fill the vacancy created by the Investor Director's resignation.

Note 11- Litigation and Contingencies

Regulatory Matters

On November 18, 2008, a complaint was filed in the United States District Court for the Southern District of New York by the Commodity Futures Trading Commission (the “CFTC”) against the Company, current and former employees of the Company, including its former Chief Executive Officer and its former President and a Director, Edward O’Connor, David Lee, a former Bank of Montreal (“BMO”) trader (“Lee”), and Robert Moore, a former executive managing director of BMO’s Commodity Derivatives Group.

The complaint alleges, among other things, that Lee, through the assistance of Moore, and employees of the Company, engaged in a scheme to mis-mark Lee’s natural gas options positions between at least May 2003 to May 2007, and mis-value other natural gas option positions from October 2006 until May 2007. The complaint further alleges that based upon the scheme, in April 2007, BMO announced anticipated losses of approximately C$350 million and C$450 million.

The CFTC alleges, among other things, violations of, Section 4c(b) of the Commodity Exchange Act, as amended (the “Act”) and Commission Regulations 33.10(a),(b) and (c). The CFTC seeks an order of permanent injunction restraining and enjoining, among others, the Company from directly or indirectly violating Section 6c(b) of the Act and Commission Regulations 33.10(a), (b) and (c). The CFTC further seeks an order directing, among others, the Company to pay civil monetary penalties in an amount not to exceed $120,000 or triple the monetary gain for each violation of the Act during the time period between October 23, 2000 and October 22, 2004. And $130,000 or triple the monetary gain for each violation of the Act on or after October 23, 2004.

The Company also understands that on November 18, 2008, a complaint was filed in the United States District Court for the Southern District of New York by the Securities and Exchange Commission (“SEC”) against Lee, Scott Connor, the Company’s former President and a Director, Edward O’Connor and its former Chief Executive Officer. The Company was not named in the SEC complaint. Like the action brought by the CFTC, the complaint is based upon allegations that the defendants engaged in a scheme to overvalue Lee’s commodity derivates trading portfolio at BMO.

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11- Litigation and Contingencies

The SEC alleges causes of action against the Company’s former President and a Director, Edward O’Connor, for violations of Sections 10(b), 13(a), 13(b)(2), 13(b)(5), Rules 13b2-2 and 13a-14 of the Securities and Exchange Act of 1934 (the “Exchange Act”), and Section 17(a) the Securities Act of 1933 (the “Securities Act”). The complaint seeks a permanent injunction against, among others, Mr. O’Connor and an order to pay civil penalties and disgorgement. The complaint also seeks an order prohibiting, among others, Mr. O’Connor from acting as an officer or director of a public company.

Shareholder Class Action Lawsuit

On May 11, 2007, two lawsuits, captioned Alexander Fleiss v. Optionable Inc., Mark Nordlicht, Kevin Cassidy, Edward J. O'Connor, Albert Helmig and Marc-Andre Boisseau, 07 CV 3753 (LAK) ("Fleiss") and Robert Rastocky v. Optionable, Inc., Kevin Cassidy and Edward O'Connor, 07 CV 3755 (CLB), were filed in the United States District Court for the Southern District of New York. Subsequently, five additional lawsuits were filed in the United States District Court for the Southern District of New York as follows: one on May 16, 2007, Jagdish Patel v. Optionable Inc., Kevin Cassidy, and Edward J. O'Connor, 07 CV 3845 (LAK) ("Patel"); two on May 17, 2007, Peters v. Optionable, Inc., Mark Nordlicht, Kevin P. Cassidy, Edward J. O'Connor, Albert Helmig, and Marc-Andre Boisseau, 07 CV 3877 (LAK) ("Peters"); and Manowitz v. Optionable Inc., Kevin Cassidy, Edward J. O'Conner, and Mark Nordlicht, 07 CV 3884 (UA) ("Manowitz"); one on May 24, 2007, Glaubach v. Optionable Inc., Kevin Cassidy, Mark Nordlicht, Edward J. O'Connor, Albert Helmig, and Marc-Andre Boisseau; 07 CV 4085 (LAK) ("Glaubach"); and one on June 22, 2007, Bock v. Optionable Inc., Kevin Cassidy, Mark Nordlicht, Edward J. O'Connor, Albert Helmig, and Marc-Andre Boisseau, 07 CV 5948 (LAK) ("Bock"). Each of the lawsuits names the Company as a defendant and some of the lawsuits name as defendants all or certain of the directors and officers of the Company during the time period referenced. The directors and officers of the Company named as defendants include Mark Nordlicht, the former Chairman of the Board of Directors of the Company; Kevin Cassidy, the former Chief Executive Officer and Vice-Chairman of the Board of Directors of the Company; Edward J. O'Connor, the former President of the Company and member of the Board of Directors; Albert Helmig, a member of the Board of Directors during the relevant time period; and Marc-Andre Boisseau, the Chief Financial Officer of the Company. By Order dated May 24, 2007, Rastocky was voluntarily dismissed.

By Orders dated June 20, 2007 and July 3, 2007, Fleiss, Patel, Peters, Manowitz and Glaubach were consolidated under In re Optionable Securities Litigation, 07 CV 3753 (LAK). . By Order November 20, 2007, Judge Kaplan granted the motion of KLD Investment Management, LLC to serve as Lead Plaintiff and approved its choice of counsel, Kahn Gauthier Swick, LLC.

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11- Litigation and Contingencies-continued

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

On September 15, 2008, Judge Kaplan granted Defendant’s motions to dismiss the amended complaint and denied Plaintiffs’ request for leave to amend, without prejudice to a motion for leave to amend, supported by a proposed amended complaint. Plaintiffs’ subsequently filed a motion for a partial lifting of the PSLRA discovery stay, which Defendants opposed. On October 20, 2008, the Court denied Plaintiff’s motion in all respects, and a final Judgment of dismissal was entered on October 23, 2008.

On January 13, 2009, the plaintiff filed a motion pursuant to Rule 60(b) for relief from the October 23, 2008 Final Judgment and seeking to file an amended complaint.

The actual costs that will be incurred in connection with these actions cannot be quantified at this time and will depend upon many unknown factors.

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11- Litigation and Contingencies-continued

Claim from the Company’s former Chief Executive Officer

On October 15, 2007, the Company received a letter from the Company's former Chief Executive Officer in which he states, among other things, that the Company is in breach of certain obligations pursuant to an Amended and restated Employment Agreement, dated April 10, 2007, and the Company should:

1)	continue to pay him his base salary, amounting to $25,000 permonth for fiscal 2007, $325,000 for fiscal 2008, and $350,000 for fiscal 2009;
2)
continue to pay him a cash consideration equal to 5% of theCompany's revenues and a stock consideration equal to 2% of the Company's revenues. The aggregate value of the unpaid consideration based on the Company's revenues amounted to approximately $289,000 at September 30, 2007;

3)	Continue to provide to him health, welfare, and pension planbenefits as well as the payment of an annual premium for his life insurance through October 2009.

Possible seizure of a bank account

In November 2008, the Assistant United States Attorney sought to seize one of the Company’s bank accounts by a warrantless seizure. The bank account balance at December 31, 2008 amounts to approximately $530,000. In December 2008, the financial institution sent a notice asking that the funds held in this bank account be transferred to a different financial institution. The warrantless seizure lapsed in January 2009. The Company has not transferred the funds yet. While the warrantless seizure lapsed, it is possible that the Assistant United States Attorney may try to seize such funds by other means.

While the Company intends to vigorously defend these matters, there exists the possibility of adverse outcomes that the Company cannot determine. These matters are subject to inherent uncertainties and management's view of these matters may change in the future.

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12-Income Taxes

The components of the benefit for income taxes are as follows:

	2008	2007
Current:
Federal	$876,661	$103,833
State	(126,849)	30,359

Total current	749,812	134,192

Deferred:
Federal	(221,545)	221,245
State	(60,111)	60,111
	(281,356)	281,356

Total benefit (provision) for income taxes	$468,566	$415,548

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12-Income Taxes-Continued

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	2008	2007
Federal statutory taxes	( 35.0%)	(35.0)%
State income taxes, net of federal tax benefit	(5.7)	(5.7)
Change in valuation allowance	18.9	-
Permanent differences	5.6	40.5
	(16.2)%	(0.2)%

The tax effects of principal temporary differences between the carrying amount of assets and their tax bases are summarized below.

Management believes it is more likely than not that it will be able to offset certain deductions associated with these deferred tax assets to its prior or future years’ taxable income:

The components of the deferred tax assets are as follows:

	December 31,	December 31,
	2008	2007

Allowance for bad debt	$260,865	$259,502
Accrued expenses	48,840	-
State income tax carryforward	225,949	-
Intangible assets, net of amortization	143,807	154,660
	679,461	414,162
Valuation Allowance	(679,461)	(132,806)
Total deferred tax assets- current	$-	$281,356

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12-Income Taxes-Continued

The recoverable income tax amounting to approximately $1.0 million is recoverable from applications for carryback refund from the Company’s 2006 federal tax returns.

The Company has net operating losses of approximately $2.6 million for both federal and state tax purposes.

The valuation allowance of deferred tax assets increased by approximately $547,000 and $132,000 during 2008 and 2007, respectively.

Note 13- Subsequent Events

During January 2009, Edward O’Connor resigned as President of The Company and remained a member of the Board of Directors.

During January 2009, the Company issued 250,000 options to its Chief Executive Officer. The exercise price of the options amounts to $0.016 per share and vest over the four years.

During February 2009, the Company issued 250,000 options to a director. The exercise price amounts of the options amounts to $0.025 per share and vest over 18 months.