Form 10-Q
period 2009-03-31
Optionable Inc
filed 2009-05-15
CIK 1303433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2009.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ___________ to ___________

Commission File Number: 000-51837

OPTIONABLE, INC. (Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2219407
(State or Other Jurisdiction of Incorporation or	(IRS Employer Identification No.)
Organization)

95 Croton Avenue, Suite 32, Ossining, NY	10562
(Address of Principal Executive Offices)	(Zip Code)

(914) 773-1100

(Registrant’s Telephone Number Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The number of outstanding shares of the registrant’s Common Stock as of May 10, 2009 is 48,328,328.

OPTIONABLE, INC. INDEX

OPTIONABLE, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
ASSETS
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$5,315,122	$8,974,282
Recoverable income taxes	908,988	958,294
Notes receivable	60,000	-
Prepaid expenses	1,253,550	1,269,827
Total current assets	7,537,660	11,202,403

Total assets	$7,537,660	$11,202,403

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$541,130	$420,590
Due to stockholder	-	97,907
Income tax payable	478,622	83,555
Total current liabilities	1,019,752	602,052

Due to stockholder, net of unamortized discount of $2,618,270 at December 31, 2008	-	2,426,240
Due to director, net of unamortized discount of $342,782 and $355,126
at March 31, 2009 and December 31, 2008, respectively	165,915	153,571
Total liabilities	1,185,667	3,181,863

Stockholders' Equity:
Preferred Stock; $.0001 par value, 5,000,000 shares authorized, none issued
and outstanding at March 31, 2009 and December 31,2008	-	-
Common stock; $.0001 par value, 100,000,000 shares authorized,
52,428,203 issued at March 31, 2009 and December 31, 2008
and 48,328,328 and 52,423,403 outstanding at March 31, 2009 and December 31, 2008, respectively	5,242	5,242
Additional paid-in capital	162,772,406	162,766,096
Treasury stock at cost, 4,099,875 and 4,800 shares at March 31, 2009 and December 31, 2008, respectively	(47,552)	(2,506)
Accumulated deficit	(156,378,103)	(154,748,292)

Total stockholders’ equity	6,351,993	8,020,540

Total liabilities and stockholders’ equity	$7,537,660	$11,202,403

See Notes to Unaudited Financial Statements.

OPTIONABLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three-month period ended
	March 31
	2009	2008
	(Unaudited)	(Unaudited)

Operating expenses:
Selling, general and administrative	$1,062,815	$1,021,735
Research and development	-	245,045

Total operating expenses	1,062,815	1,266,780

Operating loss	(1,062,815)	(1,266,780)

Other income (expense):
Interest income	27,685	88,593
Interest expense to related parties	(116,058)	(91,719)
Total other expenses	(88,373)	(3,126)

Loss before income tax	(1,151,188)	(1,269,906)

Income tax benefit (expense)	(478,622)	495,771
	(478,622)	495,771

Net loss	$(1,629,810)	$(774,135)

Basic loss per common share	$(0.03)	$(0.01)

Diluted loss per common share	$(0.03)	$(0.01)

Basic weighted average common
shares outstanding	50,921,876	52,423,403

Diluted weighted average common shares outstanding	50,921,876	52,423,403

See Notes to Unaudited Financial Statements.

OPTIONABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three-month period ended
	March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(1,629,810)	$(774,135)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	-	24,089
Amortization of debt discount	116,058	91,719
Provision for doubtful accounts	-	(625)
Fair value of warrants and options	6,310	5,685
Changes in operating assets and liabilities:
Accounts receivable	-	625
Other current assets	16,277	(49,460)
Accounts payable and accrued expenses	120,539	13,600
Due to stockholder	(97,907)	-
Income tax payable	395,067	-
Recoverable income taxes	49,306	1,154,229

Net cash (used in) provided by operating activities	(1,024,160)	465,727

Cash flows used in investing activities:
Purchase of notes receivable	(60,000)	-

Net cash used in investing activities	(60,000)	-

Cash flows from financing activities:
Repurchase of shares of common stock	(45,046)	-
Principal repayment of due to stockholder	(2,529,954)	-

Net cash used in financing activities	(2,575,000)	-

Net (decrease) increase in cash	(3,659,160)	465,727

Cash, beginning of period	8,974,282	9,919,727

Cash, end of period	$5,315,122	$10,385,454

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

See Notes to Unaudited Financial Statements.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1-Organization, Description of Business and Going Concern

Optionable, Inc. (“the “Company”) was formed in Delaware in February 2000. Between April 2001 and July 2007, a substantial portion of its revenues were generated from providing energy derivative brokerage services to brokerage firms, financial institutions, energy traders, and hedge funds worldwide. A substantial portion of all energy derivatives brokered in the past were natural gas derivatives.

The Company has not generated any revenues since the third quarter of 2007 as a result of the suspension of the business relationship by its largest customer and the succession of events since then. In addition, the matters discussed in Note 7 and Item 1 of Part II of this Report "Legal Proceedings" have had a significant adverse impact its business, including current and, likely, future results of operations and financial condition. The Company’s management continues to seek out possible business transactions and new business relationships.

The Company is considering merging with businesses outside of the financial service industry.  The Company is also considering whether or not to satisfy existing obligations with current creditors and distribute its remaining assets to its stockholders.

While the Company believes that it is likely that it will sell its technology, it is currently unable to determine whether it will continue to have any significant continuing involvement in the development or operations of OPEX.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Going Concern

The Company believes it has sufficient funds to meet its obligations, based on its internal projections, for at least the next twelve months. However, the Company cannot guarantee that it will do so. If there are unforeseen expenses or financial obligations which occur during that period, such as those that could result from matters discussed in Note 11, the Company may not be able to meet such obligations. Additionally, if the Company enters into a transaction with a brokerage or trading firm or a technology company which could be instrumental in the Company's long-term growth, this could hamper the Company's ability to continue as a going concern, both from a short-term and a long-term perspective, and the Company may have to resort to financing, through either debt or equity placements, for the funding of either such acquisitions or unforeseen expenses or financial obligations. There can be no assurance that any such financing would be available on acceptable terms, or at all, especially in light of the pending litigation against the Company and the current economic conditions.

Principles of consolidation

The accompanying consolidated financial statements include the results of operations of Opex International, Inc. and Hydra Commodity Services, Inc. for the three-month periods ended March 31, 2009 and 2008. All material intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

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

The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 between January 2007 and October 2008 and $250,000 for interest-bearing accounts and an unlimited amount for noninterest-bearing accounts after October 2008. During the three-month periods ended March 31, 2009 and 2008, the Company has reached bank balances exceeding the FDIC insurance limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden failure of such financial institutions.  The Company’s cash and cash equivalents held at financial institutions exceeding the FDIC insurance limit amounted to $4.6 million and $7.3 million at March 31, 2009 and December 31, 2008, respectively.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, recoverable income taxes and accounts payable and accrued expenses approximate their fair value due to their short-term maturities. The carrying amount of due to director approximates its fair value based on the Company's incremental borrowing rate.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options amounted to 1,483,000 and 983,000 at March 31, 2009 and December 31, 2008, respectively. The outstanding warrants amounted to 100,000 at March 31, 2009 and December 31, 2008. The options and warrants outstanding at March 31, 2009 and March 31, 2008, respectively, have been excluded from the computation of diluted earnings per share due to their antidilutive effect.

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

Note 3- Prepaid expenses

Prepaid expenses primarily consists of retainers paid to certain law firms which represent the Company and certain former and current directors and officers in connection with legal proceedings which are described in Note 7- Litigation and contingencies.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4- Notes receivable

The Company purchased three notes receivable aggregating $60,000 from its former chief technical officer and an affiliate.  The notes can be either redeemed in cash or in kind for services performed, at the Company’s option.  The notes can be redeemed in cash within six-month of issuance or within a year from issuance if redeemed in-kind.

Note 5-Due to Related Parties

The terms and amounts of due to related parties at March 31, 2009 and December 31, 2008 are as follows:

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

	March 31,	December 31,
	2009	2008

	$-	$5,044,510
Discount, using initial implied rate of 12%	-	(2,618,270)
	$-	$2,426,240

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

	March 31,	December 31,
	2009	2008

	$508,697	$508,697
Discount, using initial implied rate of 12%	(342,782)	(355,126)
	$165,915	$153,571

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

The amortization of the discount on the due to related parties amounted to approximately $116,000 and $92,000 during the three-month period ended March 31, 2009 and 2008, respectively.

During the three-month period ended March 31, 2009, the Company satisfied its obligations under the due to Stockholder and former Chairman of the Board by paying him $2,575,000, including the repurchase of 4,095,075 shares of the Company’s common stock, valued at approximately $45,000 based on the closing price of the Company’s stock on the date of repurchase.

             OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At December 31, 2008, the Company owed approximately $98,000 to a Stockholder for certain legal fees incurred and paid by such Stockholder for matters discussed in Note 11 of the financial statements.  As of March 31, 2009, the Company has paid the amount to the Stockholder.

Note 6- Stockholders' Equity

Stock Compensation Plan

During November 2004, the Company adopted the 2004 Stock Option Plan ("2004 Plan"). The 2004 Plan allows for the grant of both incentive stock options and nonstatutory stock options. The 2004 Plan may be administered, interpreted and constructed by the Board of Directors or a compensation committee. The maximum number of shares of common stock which may be issued pursuant to options granted under the 2004 Plan may not exceed 7,500,000 shares. The options outstanding vest over periods of up to twenty-four months.

The Company recorded share-based payment expenses amounting to approximately $6,000 and $6,000 during the three-month periods ended March 31, 2009 and 2008, respectively, in connection with all options outstanding at the respective measurement dates. The amortization of share-based payment was recorded in selling, general, and administrative expenses during such periods.

The Company granted 500,000 options during the three-month period ended March 31, 2009.

The fair value of the options granted during the three-month period ended March 31, 2009 is based on the Black Scholes Model using the following assumptions:

Exercise price :	$0.016-0.025
Market price at date of grant :	$0.016-0.025
Volatility :	104.5%
Expected dividend rate :	0%
Expected terms:	3.3 years
Risk-free interest rate :	1.22-1.44%

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following activity occurred under our plan:

	Three-month periods ended March 31,
	2009	2008
Weighted-average grant-date fair value of options granted	$0.015	N/A
Fair value of options recognized as expense:	$6,310	$5,685

The total compensation cost related to nonvested options not yet recognized amounted to approximately $16,000 at March 31, 2009 and the Company expects that it will be recognized over the following weighted-average period of 8 months.

If any options granted under the 2004 Plan expire or terminate without having been exercised or cease to be exercisable, such options will be available again under the 2004 Plan. All employees of the Company and its subsidiaries, if any, are eligible to receive incentive stock options and nonstatutory stock options. Non-employee directors and outside consultants who provided bona-fide services not in connection with the offer or sale of securities in a capital raising transaction are eligible to receive nonstatutory stock options. Incentive stock options may not be granted below the fair market value of the Company's common stock at the time of grant or, if to an individual who beneficially owns more than 10% of the total combined voting power of all stock classes of the Company or a subsidiary, the option price may not be less than 110% of the fair value of the common stock at the time of grant. The expiration date of an incentive stock option may not be longer than ten years from the date of grant. Option holders, or their representatives, may exercise their vested options up to three months after their employment termination or one year after their death or permanent and total disability. The 2004 Plan provides for adjustments upon changes in capitalization.

The Company's policy is to issue shares pursuant to the exercise of stock options from its available authorized but unissued shares of common stock. It does not issue shares pursuant to the exercise of stock options from its treasury shares.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7- Litigation and Contingencies

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

On March 20, 2009, the Company and certain other of the defendants filed motions to dismiss the CFTC complaint.  On April 3, 2009, the CFTC filed briefs in opposition to the motions to dismiss.  On April 15, 2009, the Company and certain other of the defendants filed reply briefs.

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

(Unaudited)

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

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the Company's reliance on its relationship with BMO. The Complaint alleged that while the Company's stock was trading at artificially inflated prices, certain defendants sold shares of common stock of the Company.

On September 15, 2008, Judge Kaplan granted the defendants’ motions to dismiss the complaint and denied the plaintiffs’ request for leave to amend, without prejudice to a motion for leave to amend supported by a proposed amended complaint. Plaintiffs’ subsequently filed a motion for a partial lifting of the PSLRA discovery stay, which Defendants opposed. On October 20, 2008, the Court denied Plaintiff’s motion in all respects, and a final Judgment of dismissal was entered on October 23, 2008.

On January 13, 2009, the plaintiff filed a motion pursuant to Rule 60(b) for relief from the October 23, 2008 Final Judgment and seeking to file an amended complaint

CMEG NYMEX Inc. v. Optionable, Inc. et. al

On April 10, 2009,  CMEG NYMEX Inc. filed suit against the Company, several past and present officers and directors, and other defendants in the United States District Court for the Southern District of New York (09-3677).  The complaint alleges that defendants committed securities and common law fraud, and breach of warranties and other wrongdoing, in connection with an April 2007 transaction in which the officers and directors sold $28.9 million of their Optionable stock to NYMEX, and the Company issued warrants to NYMEX for the  purchase of additional stock.  The plaintiff seeks rescission and restitution and/or damages.

The Company and the other defendants have not yet responded to the complaint.  Their responses are due on or before June 15, 2009.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Claim from the Company’s former Chief Executive Officer

On October 15, 2007, and as subsequently reiterated, the Company received a letter from the Company's former Chief Executive Officer in which he states, among other things, that the Company is in breach of certain obligations pursuant to an Amended and Restated Employment Agreement, dated April 10, 2007, and the Company should:

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

Possible seizure of a bank account

In November 2008, the Assistant United States Attorney sought to seize one of the Company’s bank accounts by a warrantless seizure.  The bank account balance at March 31, 2009 amounts to approximately $530,000.  In December 2008, the financial institution sent a notice asking that the funds held in this bank account be transferred to a different financial institution but has since frozen the funds.  The warrantless seizure lapsed in January 2009.  While the warrantless seizure lapsed, the Company believes that it is possible that the Assistant United States Attorney may try to seize such funds by other means.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

While the Company intends to vigorously defend these matters, there exists the possibility of adverse outcomes that the Company cannot determine. These matters are subject to inherent uncertainties and management's view of these matters may change in the future.

Note 8-Income Taxes

The components of the benefit (provision) for income taxes are as follows:

	March 31, 2009	December 31, 2008

Current and deferred:
Federal	$(478,622)	$426,891
State	(-)	68,880
Total benefit (provision) for income taxes	$(478,622)	$495,771

  A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Three-month period ended March 31,
	2009	2008
Federal statutory taxes	(35.0%)	(35.0)%
State income taxes, net of federal tax benefit	(5.7)	(5.7)
Utilization of slate net operating loss	5.7	-
Permanent differences (taxable gain on extinguishment of due to Stockholder in 2009)	76.5	1.7
	41.5%	(39.0	) %

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The recoverable income tax amounting to approximately $430,000 is recoverable from applications for carryback refund from the Company’s 2006 federal tax returns.

The Company has net operating losses of approximately $1.2 million for both federal and state tax purposes.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Optionable, Inc. (“the “Company”) was formed in Delaware in February 2000. Between April 2001 and July 2007, a substantial portion of our revenues were generated from providing energy derivative brokerage services to brokerage firms, financial institutions, energy traders, and hedge funds worldwide. A substantial portion of all energy derivatives we brokered in the past were natural gas derivatives.

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

A significant portion of our revenues through the third quarter of 2007 was derived from our business relationship with BMO Financial Group ("BMO"). We have not generated any revenues since the third quarter of 2007 as a result of the suspension of the business relationship with us by BMO together with the combined succession of events since then. In addition, the matters discussed in Item 1 of Part II of this Report "Legal Proceedings" have had a significant adverse impact on our business, including current and, likely, future results of operations and financial condition. Our management continues to seek out possible business transactions and new business relationships. Accordingly, we have refined our business strategy by seeking the following options:

(1)     to get advice from investment bankers as to whether we could or should sell our technology;

(2)     to license our technology to joint ventures with other brokerage or software development firms; and

(3)     to merge with another company in a business outside the financial services industry.

We are also considering whether we should satisfy our existing obligations with current creditors and distribute our remaining assets to our stockholders.

While we have been in discussions for strategic transactions with certain companies from time to time, none of these discussions have materialized into a definitive agreement with any of these parties.  We cannot guarantee that we will be able to enter into a strategic transaction with a third party in the foreseeable future.

While we believe that it is likely that we will sell our technology, we are currently unable to determine whether we will continue to have any significant continuing involvement in the development or operations of OPEX .

GOING CONCERN

The Company believes it has sufficient funds to meet its obligations, based on its internal projections, for at least the next twelve months. However, the Company cannot guarantee that it will do so. If there are unforeseen expenses or financial obligations which occur during that period such as those related to matters disclosed in Part II, Item 1- Legal Proceedings, the Company may not be able to meet such obligations. Additionally, if the Company acquires a brokerage or trading firm or a technology company which could be instrumental in the Company's long-term growth, this could hamper the Company's ability to continue as a going concern, both from a short-term and a long-term perspective, and the Company would have to resort to financing, through either debt or equity placements, for the funding of either such acquisitions or unforeseen expenses or financial obligations. There can be no assurance that any such financing would be available on acceptable terms, or at all, especially in light of the pending litigation against the Company and recent economic conditions.

Three month period ended March 31, 2009 and March 31, 2008

Results of Operations
(Unaudited)

			Increase/	Increase/
	For the period ended		(Decrease)	(Decrease)
	March 31,		in $ 2009	in % 2009
	2009	2008	vs 2008	vs 2008

Operating expenses:
Selling, general and administrative	1,062,815	1,021,735	41,080	4.0%
Research and development	-	245,045	(245,045)	-100.0%
Total operating expenses	1,062,815	1,266,780	(203,965)	(16.0%	)

Operating loss	(1,062,815)	(1,266,780)	(203,965)	(16.0%	)

Other income (expense):
Interest income	27,685	88,593	(60,908)	-68.8%
Interest expense-related parties	(116,058)	(91,719)	24,339	26.5%
	(88,373)	(3,126)	85,247	NM

Net loss before income tax	(1,151,188)	(1,269,906)	(118,718)	9.3%

Income tax (provision) benefit	(478,622)	495,771	(974,393)	NM

Net loss	$(1,629,810)	$(774,135)	$855,675	NM

NM: Not meaningful

Selling, general, and administrative expenses

Selling, general, and administrative expenses consists primarily of legal fees, incurred in connection with the Company’s attention to matters described in Part II, Item 1- Legal Proceedings or to handle certain matters which occur during the course of our operations, and compensation of personnel supporting our operations.

The increase in selling, general, and administrative expenses during the three-month period ended March 31, 2009, when compared to the prior year period is primarily due to the following:

·
Higher legal fees incurred in connection with an increased number of litigations as well as legal fees incurred in connection with our annual meeting of stockholders in March 2009 and the satisfaction of our obligations to Mark Nordlicht, a stockholder and our former Chairman of the Board, which occurred in February 2009.

As a result of the matters discussed above and in Item 1 of Part II of this Report, we believe that our legal fees for 2009 will continue to constitute of a large share of our selling, general, and administrative expenses.

Research and development

Research and development expenses consist primarily of compensation of personnel and consultants associated with the development and testing of our automated electronic trading system. The decrease in research and development expenses during the three month period ended March 31, 2009 when compared to the prior year periods is primarily due to the following:

·	We suspended our OPEX development efforts in November 2008.

Interest income

Interest income consists primarily of interest earned on interest-bearing cash and cash equivalents. The decrease in interest income during the three month period ended March 31, 2009 when compared to the prior year period is primarily due to a decrease in interest rate we earned as well as a lower weighted average interest-bearing cash balance.

Interest expense to related parties

Interest expense to related parties consists of interest charges associated with amounts due to related parties, including Mark Nordlicht, our former Chairman of the Board and Edward O’Connor, our former President and current Director. The increase in interest expense to related parties during the three month period ended March 31, 2009 is primarily due to a loss on extinguishment of debt to Mark Nordlicht of approximately $45,000 which was recognized as interest expenses during the three-month period ended March 31, 2009.  No such loss occurred during the comparable prior year period.

Income tax

Income tax benefit/expense consists of federal and state current and deferred income tax or benefit based on our net income. The increase in income tax provision during the three month period ended March 31, 2009 when compared to the income tax expense we incurred during the comparable prior year period is primarily due to a tax gain we incurred on the satisfaction of the due to Mark Nordlicht.  The tax gain amounted to approximately $2.5 million.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance as of March 31, 2009 amounts to approximately $5.3 million.

During the three-month period ended March 31, 2009, we used cash from operating activities of approximately $1.0 million, primarily resulting from:

·	net loss of approximately $1.6 million, adjusted for the amortization of debt discount of approximately $116,000; and

·
a decrease in recoverable income taxes resulting from the taxable gain of $2.5 million resulting from the satisfaction of our obligations to Mark Nordlicht, offset by the current pre-tax quarter losses of $1.2 million.

During the three-month period ended March 31, 2009, we used cash in investing activities, resulting from purchases of three notes receivable aggregating $60,000;

During the three-month period ended March 31, 2009, we satisfied our obligations of approximately $5.0 million to a stockholder and our former Chairman of the Board, Mark Nordlicht and repurchased 4,095,075 shares of our common stock hold for a consideration aggregating $2,575,000.

During the three-month period ended March 31, 2008, we generated cash from operating activities of approximately $466,000, primarily resulting from:

•	net loss of approximately $770,000, adjusted for the amortization of debt discount of approximately $92,000; and
•
a decrease  in prepaid income taxes assets resulting from the reimbursement during the three-month period ended March 31, 2008 of the 2007 federal  estimated tax payments /income tax payable of 3.6 million resulting from the payment of estimated income taxes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of significant accounting policies is included in Note 2 of unaudited financial statements included in this Quarterly Report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition. Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for us include the following:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

n/a

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, our management our President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and our Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2 OTHER INFORMATION

ITEM 1. Legal Proceedings

Shareholder Class Action Lawsuit

On May 11, 2007, two purported class action lawsuits were filed against the Company and certain past and present officers and directors in the United States District Court for the Southern District of New York and were consolidated under In re Optionable Securities Litigation, 07 CV 3753 (LAK).

The suit sought unspecified damages arising from alleged violations of the federal securities laws, including the Securities Exchange Act of 1934, 15 U.S.C. ss. 78a et seq., (the “Exchange Act”), and Rule 10b-5 under the Exchange Act, 17 C.F.R. ss. 240.10b-5. The complaint alleged, among other things, that during the  period  January 22, 2007 to May 14, 2007, defendants made materially false and misleading statements concerning the Company’s relationship with its customer Bank of Montreal (“BMO”), and concealed a “scheme” to assist a former trader at BMO in concealing trading losses from his employer.  As a result, according to Plaintiff, the Company’s stock sold at “inflated” prices.

On September 15, 2008, the Court granted the defendants’ motions to dismiss the complaint.  Plaintiffs subsequently filed a motion to take discovery they claimed would permit them to file an amended complaint.  On October 20, 2008, the Court denied plaintiffs’ motion, and a final judgment of dismissal was entered on October 23, 2008.

On January 13, 2009, plaintiffs filed a motion pursuant to Rule 60(b) for relief from the October 23, 2008 judgment and seeking to file an amended complaint on the basis of newly discovered evidence.  On February 12, 2009, defendants filed an opposition to the motion.  The plaintiffs filed a reply on March 3, 2009.   Oral argument on the motion is scheduled for May 21, 2009.

Commodity Futures Trading Commission v. Cassidy et al.

On November 18, 2008, the U.S. Commodity Futures Trading Commission (“CFTC”) filed a Complaint in the United States District Court for the Southern District of New York against the Company, two past and present officers and directors, and two Bank of Montreal employees.   (08 cv 9962). The complaint seeks injunctive relief restraining defendants from future violations of CFTC regulations, disgorgement, and civil monetary penalties under the Commodity Exchange Act.

The complaint alleges that that the defendants violated Section 4c(b) of the CEA, 7 U.S.C. § 6c(b), and Rule 33.10 thereunder, 17 C.F.R. § 33.10.  On March 20, 2009, the Company and certain other of the defendants filed motions to dismiss the CFTC complaint.  On April 3, 2009, the CFTC filed briefs in opposition to the motions to dismiss.  On April 15, 2009, the Company and certain other of the defendants filed reply briefs.

CMEG NYMEX Inc. v. Optionable, Inc. et. al

On April 10, 2009,  CMEG NYMEX Inc. filed suit against the Company, several past and present officers and directors, and other defendants in the United States District Court for the Southern District of New York (09-3677).  The complaint alleges that defendants committed securities and common law fraud, and breach of warranties and other wrongdoing, in connection with an April 2007 transaction in which the officers and directors sold $28.9 million of their Optionable stock to NYMEX, and the Company issued warrants to NYMEX for the  purchase of additional stock.  The plaintiff seeks rescission and restitution and/or damages.

The Company and the other defendants have not yet responded to the complaint.  Their responses are due on or before June 15, 2009.

Possible seizure of a bank account

In November 2008, the Assistant United States Attorney sought to seize one of the Company’s bank accounts by a warrantless seizure.  The bank account balance at March 31, 2009 amounts to approximately $530,000.  In December 2008, the financial institution sent a notice asking that the funds held in this bank account be transferred to a different financial institution but has since frozen the funds.  The warrantless seizure lapsed in January 2009.  While the warrantless seizure lapsed, the Company believes that it is possible that the Assistant United States Attorney may try to seize such funds by other means.

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During January 2009, we issued 250,000 options to our new Chief Executive Officer. 50,000 options of such grant vested upon the date of grant and the remainder will vest at a rate of 50,000 options on each six-month anniversary of the grant through January 28, 2011. The options expire on the five year anniversary of the grant. The exercise price of such options is $0.016 per share.

During February 2009, we issued 250,000 options to one of our new directors. 50,000 options of such grant vested upon the date of grant and the remainder will vest at a rate of 50,000 options on each six-month anniversary of the grant through February 6, 2011. The options expire on the five year anniversary of the grant. The exercise price of such options is $0.025 per share.

All of the aforementioned securities were issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual meeting of stockholders held on March 31, 2009, the Company’s stockholders took the following actions:

The Company’s stockholders elected Marc-Andre Boisseau, Thomas Burchill, Edward O’Connor, and Andrew Samaan to serve as directors until the next annual meeting or until his successor has been duly elected and qualified or until his earlier resignation or removal. The directors were elected by the votes cast at the 2009 annual meeting as follows:

	FOR	WITHHELD
Marc-Andre Boisseau	33,588,785	1,011,290
Thomas F Burchill	33,579,574	1,020,501
Edward O’Connor	33,583,685	1,016,390
Andrew Samaan	33,601,999	998,076

ITEM 5.  OTHER INFORMATION

None for this reporting period.  The Company’s by-laws were amended after the Board adopted in April 2009 certain procedures for stockholders to propose nominees to the Board.  The amended and restated by-laws were filed as an exhibit to Form 8-K in April 2009.

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

May 15, 2009

Optionable, Inc.

By:	/s/ Thomas Burchill
Thomas Burchill Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Marc Andre-Boisseau
Marc Andre-Boisseau Chief Financial Officer (Principal Financial Officer)