Form 10-Q
period 2009-06-30
Optionable Inc
filed 2009-08-14
CIK 1303433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2009.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ___________ to ___________

Commission File Number: 000-51837

OPTIONABLE, INC. (Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2219407
(State or Other Jurisdiction of Incorporation or	(IRS Employer Identification No.)
Organization)

1230 Avenue of the Americas, Seventh Floor, New York, NY	10020
(Address of Principal Executive Offices)	(Zip Code)

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

The number of outstanding shares of the registrant’s Common Stock as of August 14, 2009 is 48,328,328.

OPTIONABLE, INC. INDEX

OPTIONABLE, INC.
CONSOLIDATED BALANCE SHEETS
	June 30, 2009	December 31, 2008
ASSETS	(Unaudited)	(1)
Current Assets:
Cash and cash equivalents	$4,237,091	$8,974,282
Recoverable Income Taxes	908,988	958,294
Notes Receivable, net of allowance for doubtful accounts of $75,000 at June 30, 2009	-	-
Prepaid Expenses	1,185,740	1,269,827
Total current assets	6,331,819	11,202,403

Total assets	$6,331,819	$11,202,403

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$534,493	$420,590
Due to stockholder	-	97,907
Income Tax Payable	261,804	83,555
Total current liabilities	796,297	602,052

Due to stockholder, net of unamortized discount of $2,618,270 at December 31, 2008	-	2,426,240
Due to director, net of unamortized discount of $330,064 and $355,126
at June 30, 2009 and December 31, 2008, respectively	178,633	153,571
Total liabilities	974,930	3,181,863

Stockholders' Equity:
Preferred Stock; $.0001 par value, 5,000,000 shares authorized, none issued
and outstanding	-	-
Common stock; $.0001 par value, 100,000,000 shares authorized,
52,428,203 issued and 48,328,328 and 52,423,403 outstanding at June 30, 2009	5,242	5,242
and December 31, 2008, respectively
Additional paid-in capital	162,779,028	162,766,096
Treasury stock at cost, 4,099,875 and 4,800 shares at June 30, 2009
and December 31, 2008, respectively	(47,552)	(2,506)
Accumulated deficit	(157,379,829)	(154,748,292)

Total stockholders’ equity	5,356,889	8,020,540

Total liabilities and stockholders’ equity	$6,331,819	$11,202,403

(1) Derived from audited financial statements
See Notes to Unaudited Financial Statements.

OPTIONABLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three-month period ended		For the six-month period ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses:
Selling, general and administrative	$1,212,833	$582,849	$2,275,648	$1,604,584
Research and development	-	215,400	-	460,445

Total operating expenses	1,212,833	798,249	2,275,648	2,065,029

Operating loss	(1,212,833)	(798,249)	(2,275,648)	(2,065,029)

Other income (expense):
Interest income	7,006	68,095	34,691	156,688
Interest expense to related parties	(12,718)	(94,500)	(128,776)	(186,219)
Total other expenses	(5,712)	(26,405)	(94,085)	(29,531)

Loss before income tax	(1,218,545)	(824,654)	(2,369,733)	(2,094,560)

Income tax benefit ( expense)	216,818	313,643	(261,804)	809,414

Net loss	$(1,001,727)	$(511,011)	$(2,631,537)	$(1,285,146)

Basic earnings per common share	$(0.02)	$(0.01)	$(0.05)	$(0.02)

Diluted earnings per common share	$(0.02)	$(0.01)	$(0.05)	$(0.02)

Basic and diluted weighted average common
shares outstanding	48,328,328	52,023,047	49,617,937	52,023,047

See Notes to Unaudited Financial Statements.

OPTIONABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six-month periods ended
	June 30,
	2009	2008
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(2,631,537)	$(1,285,146)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	-	48,177
Amortization of debt discount	128,776	186,219
Provision for doubtful accounts	75,000	(625)
Fair value of warrants and options	12,932	11,370
Changes in operating assets and liabilities:
Accounts receivable	-	625
Due to shareholder	(97,907)	-
Other current assets	84,087	(12,267)
Accounts payable and accrued expenses	113,903	(90,722)
Income tax payable	178,249	-
Recoverable income taxes	49,306	840,586

Net cash used in operating activities	(2,087,191)	(301,783)

Cash flows used in investing activities:
Purchases of notes receivable	(75,000)	-

Net cash used in investing activity	(75,000)	-

Cash flows from financing activities:

Repurchase of shares of common stock	(45,046)	-
Principal repayment of due to stockholder	(2,529,954)	-

Net cash used in financing activities	(2,575,000)	-

Net decrease in cash	(4,737,191)	(301,783)

Cash, beginning of period	8,974,282	9,919,727

Cash, end of period	$4,237,091	$9,617,944

Supplemental disclosures of cash flow information:
Cash paid for taxes	$-	$-

Cash paid for interest	$-	$-

See Notes to Unaudited Financial Statements.

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1-Organization, Description of Business and Going Concern

Optionable, Inc. (“the “Company”) was formed in Delaware in February 2000. Between April 2001 and July 2007, a substantial portion of the Company’s revenues were generated from providing energy derivative brokerage services to brokerage firms, financial institutions, energy traders, and hedge funds worldwide.

The Company has not generated any revenues since the third quarter of 2007 as a result of the suspension of the business relationship by its largest customer and the succession of events since then. In addition, the matters discussed in Note 7 and Item 1 of Part II of this Report "Legal Proceedings" have had a significant adverse impact on its business and future results of operations and financial condition. The Company’s management continues to seek out possible business transactions and new business relationships.

The Company is considering merging with businesses outside of the financial service industry.  The Company is also considering whether or not to satisfy existing obligations with current creditors and distribute its remaining assets to its stockholders.

The Company has suspended the development of its OPEX trading platform technology.  However, the Company intends to maintain it and is exploring its sale or license.

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Going Concern

The Company believes it has sufficient funds to meet its obligations, based on its internal projections, for at least the next twelve months. However, the Company cannot guarantee that it will do so. If there are unforeseen expenses or financial obligations which occur during that period, such as those that could result from matters discussed in Note 7, the Company may not be able to meet such obligations. Additionally, if the Company enters into a transaction with another  company, this could hamper the Company's ability to continue as a going concern and the Company may have to resort to financing, through either debt or equity placements, for the funding of either such acquisitions or unforeseen expenses or financial obligations. There can be no assurance that any such financing would be available on acceptable terms, or at all, especially in light of the pending litigations against the Company and certain of its former and current directors and officers and the current economic conditions.

Principles of consolidation

The accompanying consolidated financial statements include the results of operations of Opex International, Inc. and Hydra Commodity Services, Inc. for the three and six-month periods ended June 30, 2009 and 2008. All material intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

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

The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 between January 2007 and October 2008 and $250,000 for interest-bearing accounts and an unlimited amount for noninterest-bearing accounts after October 2008. During the three and six-month periods ended June 30, 2009 and 2008, the Company has reached bank balances exceeding the FDIC insurance limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden failure of such financial institutions.  The Company’s cash and cash equivalents held at financial institutions exceeding the FDIC insurance limit amounted to $ 1.9 million and $7.3 million at June 30, 2009 and December 31, 2008, respectively.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for assets and liabilities measured at fair value on a recurring basis. SFAS 157 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of SFAS 157 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2- Summary of Significant Accounting Policies-continued

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, SFAS 157 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2009 and December 31, 2008, with the exception of its due to shareholder and due to director.  The carrying amount of the due to director at June 30, 2009 and December 31, 2008 and due to shareholder at December 31, 2008, approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of June 30, 2009 and December 31, 2008, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” was effective for January 1, 2008. SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

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

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options amounted to 1,233,000 and 983,000 at June 30, 2009 and December 31, 2008, respectively. The outstanding warrants amounted to 100,000 at June 30, 2009 and December 31, 2008. The options and warrants outstanding at June 30, 2009 and 2008, respectively, have been excluded from the computation of diluted earnings per share due to their antidilutive effect.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.  The new standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the issuance of financial statements. Specifically, the standard sets forth: 1) the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2) the circumstances that an entity should recognize events or transactions that occur after the balance sheet date, and 3) the disclosures that an entity should make about events or transactions that occur after the balance sheet date.

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2- Summary of Significant Accounting Policies-continued

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162”.  The new standard sets forth that the FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also source for authoritative GAAP for SEC registrants. When the statement is effective, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.

Note 3- Prepaid expenses

Prepaid expenses primarily consists of retainers paid to certain law firms which represent the Company and certain former and current directors and officers in connection with legal proceedings which are described in Note 7- Litigation and contingencies.

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4- Notes receivable

The Company purchased four notes receivable aggregating $75,000 from its former chief technical officer and an affiliate.  The notes can be either redeemed in cash or in kind for services performed, at the Company’s option.  The notes can be redeemed in cash within six-month of issuance or within a year from issuance if redeemed in-kind.

The Company has not received payment on of the first note and believes that it is unlikely that it will collect on the remaining notes and has provided for an allowance for doubtful accounts on all the notes at June 30, 2009.

Note 5-Due to Related Parties

The terms and amounts of due to related parties at June 30, 2009 and December 31, 2008 are as follows:

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

	June 30,	December 31,
	2009	2008
	$-	$5,044,510
Discount, using initial implied rate of 12%	-	(2,618,270)
	$-	$2,426,240

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5-Due to Related Parties-continued

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

	June 30,	December 31,
	2009	2008
	$508,697	$508,697
Discount, using initial implied rate of 12%	(330,064)	(355,126)
	$178,633	$153,571

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

The amortization of the discount on the due to related parties amounted to approximately $129,000 and $118,000 during the six-month period ended June 30, 2009 and 2008, respectively.

During the six-month period ended June 30, 2009, the Company satisfied its obligations under the due to Stockholder and former Chairman of the Board by paying him $2,575,000, including the repurchase of 4,095,075 shares of the Company’s common stock, valued at approximately $45,000 based on the closing price of the Company’s stock on the date of repurchase.

             OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5-Due to Related Parties-continued

At December 31, 2008, the Company owed approximately $98,000 to a Stockholder for certain legal fees incurred and paid by such Stockholder for matters discussed in Note 7 of the financial statements.  As of June 30, 2009, the Company satisfied its obligation to the Stockholder.

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

The Company granted 500,000 options during the six-month period ended June 30, 2009.

The fair value of the options granted during the six-month period ended June 30, 2009 is based on the Black Scholes Model using the following assumptions:

Exercise price :	$0.016-0.025
Market price at date of grant :	$0.016-0.025
Volatility :	104.5%
Expected dividend rate:	0%
Expected terms:	3.3 years
Risk-free interest rate:	1.22-1.44%

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6- Stockholders' Equity-continued

The following activity occurred under our plan:

	Six-month periods ended June 30,
	2009	2008
Weighted-average grant-date fair value of options granted	$0.015	N/A
Fair value of options recognized as expense:	$12,932	$11,370
The total compensation cost related to nonvested options not yet recognized amounted to approximately $10,000 at June 30, 2009 and the Company expects that it will be recognized over the following weighted-average period of 8 months.

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

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7- Litigation and Contingencies-continued

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

CMEG NYMEX Inc. v. Optionable, Inc. et. al

On April 10, 2009, CMEG NYMEX Inc. filed suit against the Company, several past and present officers and directors, and other defendants in the United States District Court for the Southern District of New York (09-3677).  The complaint alleges that defendants committed securities and common law fraud, and breach warranties, in connection with an April 2007 transaction in which the officers and directors sold $28.9 million of their Optionable stock to NYMEX, and the Company issued warrants to NYMEX for the  purchase of additional stock.  The plaintiff seeks rescission and restitution and/or damages.

The Company filed a motion to dismiss in June 2009.

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7- Litigation and Contingencies-continued

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

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7- Litigation and Contingencies-continued

While the Company intends to vigorously defend these matters, there exists the possibility of adverse outcomes that the Company cannot determine. These matters are subject to inherent uncertainties and management's view of these matters may change in the future.

Note 8-Income Taxes

The components of the benefit (provision) for income taxes are as follows:

	June 30, 2009	June 30, 2008
Current and deferred:
Federal	$(261,804)	$809,414
Total benefit (provision) for income taxes	$(261,804)	$809,414

  A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Six-month period ended June 30,
	2009	2008
Federal statutory taxes	(35.0%)	(35.0)%
State income taxes, net of federal tax benefit	(5.7)	(5.7)
Utilization of state net operating loss	5.7	-
Permanent differences (taxable gain on extinguishment of due to Stockholder in 2009)	46.0	1.7
	11.0%	(38.6	) %

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8-Income Taxes-continued

The recoverable income tax amounting to approximately $900,000 is recoverable from applications for carryback refund from the Company’s 2006 federal tax returns.

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

We launched our electronic trading system, OPEX, in 2006 and we enhanced its features and functionalities during 2007 and 2008. Users of OPEX can execute on the platform mostly energy-related derivative trades. A significant portion of the contracts executed on OPEX were those offered by NYMEX, a US exchange. However, we believe that OPEX features and functionalities can be ported to other derivatives as well, such as credit default swaps, interest-related derivatives, metals and other commodities. Additionally, we believe that OPEX, with appropriate enhancements, may be able to execute transactions offered by other exchanges as well. Effective November 4, 2008, the Company has suspended the development of OPEX. However, we intend to maintain OPEX and explore its possible sale or licensing.

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

GOING CONCERN

The Company believes it has sufficient funds to meet its obligations, based on its internal projections, for at least the next twelve months. However, the Company cannot guarantee that it will do so. If there are unforeseen expenses or financial obligations which occur during that period such as those related to matters disclosed in Part II, Item 1- Legal Proceedings, the Company may not be able to meet such obligations. Additionally, if the Company acquires another company , this could hamper the Company's ability to continue as a going concern, and the Company would have to resort to financing, through either debt or equity placements, for the funding of either such acquisitions or unforeseen expenses or financial obligations. There can be no assurance that any such financing would be available on acceptable terms, or at all, especially in light of the pending litigation against the Company and recent economic conditions.

Three and Six-Month Periods Ended June 30, 2009 and 2008

Results of Operations
(Unaudited)

			Increase/	Increase/			Increase/	Increase/
	For the three-month		(Decrease)	(Decrease)	For the six-month		(Decrease)	(Decrease)
	period ended June 30,		in $ 2009	in % 2009	periods ended June 30,		in $ 2009	in % 2009
	2009	2008	vs 2008	vs 2008	2009	2008	vs 2008	vs 2008

Operating expenses:
Selling, general and administrative	1,212,833	582,849	629,984	108.1%	2,275,648	1,604,584	671,064	41.8%
Research and development	-	215,400	(215,400)	-100.0%	-	460,445	(460,445)	-100.0%
Total operating expenses	1,212,833	798,249	414,584	51.9%	2,275,648	2,065,029	210,619	10.2%

Operating loss	(1,212,833)	(798,249)	(414,584)	51.9%	(2,275,648)	(2,065,029)	210,619	10.2%

Other income (expense):
Interest income	7,006	68,095	(61,089)	-89.7%	34,691	156,688	(121,997)	-77.9%
Interest expense-related parties	(12,718)	(94,500)	(81,782)	-86.5%	(128,776)	(186,219)	(57,443)	-30.8%
	(5,712)	(26,405)	(20,693)	78.4%	(94,085)	(29,531)	64,554	218.6%

Net loss before income tax	(1,218,545)	(824,654)	(393,891)	47.8%	(2,369,733)	(2,094,560)	(275,173)	13.1%

Income tax benefit ( expense)	216,818	313,643	96,825	30.9%	(261,804)	809,414	(1,071,218)	NM

Net loss	$(1,001,727)	$(511,011)	$(490,716)	96.0%	$(2,631,537)	$(1,285,146)	$(1,346,391)	104.8%

NM: Not meaningful

Selling, general, and administrative expenses

Selling, general, and administrative expenses consists primarily of legal fees, incurred in connection with the Company’s attention to matters described in Part II, Item 1- Legal Proceedings or to handle certain matters which occur during the course of our operations, and compensation of personnel supporting our operations.

The increase in selling, general, and administrative expenses during the three-month and six-month periods ended June 30, 2009, when compared to the prior year period is primarily due to the following:

·
Higher legal fees incurred in connection with an increased number of litigations handled during 2009 as well as legal fees incurred in connection with our annual meeting of stockholders in March 2009 and the satisfaction of our obligations to Mark Nordlicht, a stockholder and our former Chairman of the Board, which occurred in February 2009.

As a result of the matters discussed above and in Item 1 of Part II of this Report, we believe that our legal fees for 2009 will continue to constitute a large share of our selling, general, and administrative expenses.

Research and development

Research and development expenses consist primarily of compensation of personnel and consultants associated with the development and testing of our automated electronic trading system. The decrease in research and development expenses during the three-month and six-month periods ended June 30, 2009 when compared to the prior year periods is primarily due to the following:

·	We suspended our OPEX development efforts in November 2008.

Interest income

Interest income consists primarily of interest earned on interest-bearing cash and cash equivalents. The decrease in interest income during the three-month and six-month periods ended June 30, 2009 when compared to the prior year period is primarily due to a decrease in interest rate we earned as well as a lower weighted average interest-bearing cash balance.

Interest expense to related parties

Interest expense to related parties consists of interest charges associated with amounts due to related parties, including Mark Nordlicht, our former Chairman of the Board and Edward O’Connor, our former President and current Director. The increase in interest expense to related parties during the three-month and six-month periods ended June 30, 2009 is primarily due to a loss on extinguishment of debt to Mark Nordlicht of approximately $35,000 which was recognized as interest expense during February 2009.  No such loss occurred during the comparable prior year period.

Income tax

Income tax benefit/expense consists of federal and state current and deferred income tax or benefit based on our net income. The increase in income tax provision during the three and six- month periods ended June 30, 2009 when compared to the income tax benefits expense we incurred during the comparable prior year periods is primarily due to a tax gain of $2.5 million we incurred on the satisfaction of the due to Mark Nordlicht, offset by taxable losses resulting from our expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance as of June 30, 2009 amounts to approximately $4.2 million.

During the six-month period ended June 30, 2009, we used cash from operating activities of approximately $2.1 million, primarily resulting from:

·	net loss of approximately $2.6 million, adjusted for the amortization of debt discount of approximately $129,000 and an increase in allowance for bad debt of $75,000; and

·
a increase in income tax payable of approximately $178,000 resulting from the taxable gain of $2.5 million resulting from the satisfaction of our obligations to Mark Nordlicht, a stockholder and our former Chairman of the Board, offset by the current pre-tax loss.

During the six-month period ended June 30, 2009, we used cash in investing activities, resulting from purchases of four notes receivable aggregating $75,000;

During the six-month period ended June 30, 2009, we satisfied our obligations of approximately $5.0 million to Mark Nordlicht, and repurchased 4,095,075 shares of our common stock hold for a consideration aggregating $2,575,000.

During the six-month period ended June 30, 2009, we used cash in our operating activities of approximately $302,000, primarily resulting from:

•	net loss of approximately $1.3 million, adjusted for the amortization of debt discount of approximately $186,000; and
•
a decrease  in recoverable income taxes resulting from the reimbursement during the six-month period ended June 30, 2008 of the 2007 federal  estimated tax payments /income tax payable of $1.6 million resulting from the payment of estimated income taxes, offset by benefits resulting from the pre-tax loss.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.  The new standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the issuance of financial statements. Specifically, the standard sets forth: 1) the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2) the circumstances that an entity should recognize events or transactions that occur after the balance sheet date, and 3) the disclosures that an entity should make about events or transactions that occur after the balance sheet date.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162”.  The new standard sets forth that the FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also source for authoritative GAAP for SEC registrants. When the statement is effective, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

n/a

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer and President and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2 OTHER INFORMATION

ITEM 1. Legal Proceedings

Shareholder Class Action Lawsuit

On May 11, 2007, two class action lawsuits were filed against the Company and certain past and present officers and directors in the United States District Court for the Southern District of New York and were consolidated under In re Optionable Securities Litigation.

The suit sought unspecified damages arising from alleged violations of the federal securities laws, including the Securities Exchange Act of 1934, 15 U.S.C. ss. 78a et seq., (the “Exchange Act”), and Rule 10b-5 under the Exchange Act, 17 C.F.R. ss. 240.10b-5. The complaint alleged, among other things, that during the  period  January 22, 2007 to May 14, 2007, the defendants made materially false and misleading statements concerning the Company’s relationship with its customer Bank of Montreal (“BMO”), and concealed a “scheme” to assist a former trader at BMO in concealing trading losses from his employer.  As a result, according to the plaintiffs, the Company’s stock sold at “inflated” prices.

On September 15, 2008, the Court granted the defendants’ motions to dismiss the complaint.  The plaintiffs subsequently filed a motion to take discovery they claimed would permit them to file an amended complaint.  On October 20, 2008, the Court denied the plaintiffs’ motion, and a final judgment of dismissal was entered on October 23, 2008.

On January 13, 2009, the plaintiffs filed a motion pursuant to Rule 60(b) for relief from the October 23, 2008 judgment and seeking to file an amended complaint on the basis of newly discovered evidence.  On February 12, 2009, the defendants filed an opposition to the motion.  The plaintiffs filed a reply on March 3, 2009.   The plaintiffs’ motion was dismissed in June 2009.

Commodity Futures Trading Commission v. Cassidy et al.

On November 18, 2008, the U.S. Commodity Futures Trading Commission (“CFTC”) filed a Complaint in the United States District Court for the Southern District of New York against the Company, two past and present officers and directors, and two Bank of Montreal employees.. The complaint seeks injunctive relief restraining defendants from future violations of CFTC regulations, disgorgement, and civil monetary penalties under the Commodity Exchange Act.

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

CMEG NYMEX Inc. v. Optionable, Inc. et. al

On April 10, 2009,  CMEG NYMEX Inc. filed suit against the Company, the Company’s former Chief Executive Officer, former Chairman of the Board, and former President and current board member, and other defendants in the United States District Court for the Southern District of New York.  The complaint alleges that defendants committed securities and common law fraud, and breach warranties, in connection with an April 2007 transaction in which the officers and directors sold $28.9 million of their Optionable stock to NYMEX, and the Company issued warrants to NYMEX for the  purchase of additional stock.  The plaintiff seeks rescission and restitution and/or damages.

The Company and the other defendants have responded to the complaint in June 2009.

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

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

August 14, 2009

Optionable, Inc.

By:	/s/ Thomas Burchill
Thomas Burchill Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Marc Andre-Boisseau
Marc Andre-Boisseau Chief Financial Officer (Principal Financial Officer)