Form 10-Q
period 2009-09-30
Optionable Inc
filed 2009-11-16
CIK 1303433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2009.

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

The number of outstanding shares of the registrant’s Common Stock as of November 13, 2009 is 48,328,328.

OPTIONABLE, INC. INDEX

OPTIONABLE, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
ASSETS	(Unaudited)	(1)
Current Assets:
Cash and cash equivalents	$3,958,302	$8,974,282
Recoverable Income Taxes	985,525	958,294
Notes Receivable, net of allowance for doubtful accounts of $80,000 at September 30, 2009	-	-
Prepaid Expenses	1,167,868	1,269,827
Total current assets	6,111,695	11,202,403

Total assets	$6,111,695	$11,202,403

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$756,949	$420,590
Due to stockholder	-	97,907
Income Tax Payable	-	83,555
Total current liabilities	756,949	602,052

Due to stockholder, net of unamortized discount of $2,618,270 at December 31, 2008	-	2,426,240
Due to director, net of unamortized discount of $316,961 and $355,126
at September 30, 2009 and December 31, 2008, respectively	191,736	153,571
Total liabilities	948,685	3,181,863

Stockholders' Equity:
Preferred Stock; $.0001 par value, 5,000,000 shares authorized, none issued
and outstanding	-	-
Common stock; $.0001 par value, 100,000,000 shares authorized,
52,428,203 issued and 48,328,328 and 52,423,403 outstanding at September 30, 2009	5,242	5,242
and December 31, 2008, respectively
Additional paid-in capital	162,783,753	162,766,096
Treasury stock at cost, 4,099,875 and 4,800 shares at September 30, 2009
and December 31, 2008, respectively	(47,552)	(2,506)
Accumulated deficit	(157,578,433)	(154,748,292)

Total stockholders’ equity	5,163,010	8,020,540

Total liabilities and stockholders’ equity	$6,111,695	$11,202,403

(1) Derived from audited financial statements

See Notes to Unaudited Financial Statements.

OPTIONABLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three-month period ended		For the nine-month period ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses:
Selling, general and administrative	$527,785	$226,646	$2,803,433	$1,831,230
Research and development	-	98,660	-	559,105

Total operating expenses	527,785	325,306	2,803,433	2,390,335

Operating loss	(527,785)	(325,306)	(2,803,433)	(2,390,335)

Other income (expense):
Interest income	3,944	42,070	38,635	198,758
Interest expense to related parties	(13,103)	(97,362)	(141,879)	(283,581)
Total other expenses	(9,159)	(55,292)	(103,244)	(84,823)

Loss before income tax	(536,944)	(380,598)	(2,906,677)	(2,475,158)

Income tax benefit	338,341	72,165	76,537	881,579

Net loss	$(198,603)	$(308,433)	$(2,830,140)	$(1,593,579)

Basic earnings per common share	$(0.00)	$(0.01)	$(0.06)	$(0.03)

Diluted earnings per common share	$(0.00)	$(0.01)	$(0.06)	$(0.03)

Basic and diluted weighted average common
shares outstanding	48,328,328	52,023,047	49,183,344	52,023,047

See Notes to Unaudited Financial Statements.

OPTIONABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine-month periods ended
	September 30,
	2009	2008
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(2,830,140)	$(1,593,579)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	-	161,806
Amortization of debt discount	141,879	283,581
Provision for doubtful accounts	80,000	(625)
Fair value of warrants and options	17,657	17,055
Changes in operating assets and liabilities:
Accounts receivable	-	625
Incentives receivable from stockholder	-	(15,487)
Due to shareholder	(97,907)	-
Other current assets	101,959	16,879
Other receivable	-	(262,742)
Other assets	-	19,900
Accounts payable and accrued expenses	336,358	(25,552)
Income tax payable	(139,941)	-
Recoverable income taxes	29,155	783,908

Net cash used in operating activities	(2,360,980)	(614,231)

Cash flows used in investing activities:
Purchases of notes receivable	(80,000)	-

Net cash used in investing activity	(80,000)	-

Cash flows from financing activities:

Repurchase of shares of common stock	(45,046)	-
Principal repayment of due to stockholder	(2,529,954)	-

Net cash used in financing activities	(2,575,000)	-

Net decrease in cash	(5,015,980)	(614,231)

Cash, beginning of period	8,974,282	9,919,727

Cash, end of period	$3,958,302	$9,305,496

Supplemental disclosures of cash flow information:
Cash paid for taxes	$-	$-

Cash paid for interest	$-	$-

Disposition of property and equipment in connection with
cancellation of lease	$-	$24,425

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

The Company is a defendant to three legal proceedings, one from the Commodities and Futures Trade Commission (“CFTC”), another from its largest shareholder, Chicago Mercantile Exchange/ New York Mercantile Exchange (“NYMEX”), and a third one from its former largest customer, Bank of Montreal (“BMO”).  Also named in such lawsuits, among others, are: one of the Company’s current board members and former president, as well as the Company’s former chief executive officer.  The Company’s former chairman is a defendant in the latter two proceedings.  Additionally, the Company’s former chief executive officer and former president are defendants in a claim made by the Securities and Exchange Commission.  Furthermore, the US Department of Justice has indicted the Company’s former chief executive officer.

Going Concern

The Company is unable to determine whether it will have sufficient funds to meet its obligations for at least the next twelve months. The combination of its anticipated legal costs to defend against current legal proceedings, the potential amounts the Company would have to pay if there are negative outcomes in one or more of such legal proceedings and the Company’s obligations under its indemnification obligations  could exceed the Company’s resources. The legal proceedings also negatively impact the Company’s ability to enter into strategic transactions with other companies.  The Company’s future depends on its ability to satisfactorily resolve the aforementioned legal issues and there is no assurance it will be able to do so. If the Company fails for any reason, it would not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the US Bankruptcy Code.

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Principles of consolidation

The accompanying consolidated financial statements include the results of operations of Opex International, Inc. and Hydra Commodity Services, Inc. for the three and nine-month periods ended September 30, 2009 and 2008. All material intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

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

The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 between January 2007 and October 2008 and $250,000 for interest-bearing accounts and an unlimited amount for noninterest-bearing accounts after October 2008. During the three and nine-month periods ended September 30, 2009 and 2008, the Company has reached bank balances exceeding the FDIC insurance limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot completely alleviate the risk associated with the sudden failure of such financial institutions.  The Company’s cash and cash equivalents held at financial institutions exceeding the FDIC insurance limit amounted to $ 2.0 million and $7.3 million at September 30, 2009 and December 31, 2008, respectively.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted Financial Accounting Statement Board (“FASB”) Accounting Standard Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” , for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2- Summary of Significant Accounting Policies-continued

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2009 and December 31, 2008, with the exception of its due to shareholder and due to director.  The carrying amount of the due to director at September 30, 2009 and December 31, 2008 and due to shareholder at December 31, 2008, approximate their respective fair value based on the rate at which the Company was able to settle its due to shareholder in February 2009.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of September 30, 2009 and December 31, 2008, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition, ASC 825-10-25, “Fair Value Option,” was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2- Summary of Significant Accounting Policies-continued

Income Taxes

Income taxes are accounted for in accordance with ASC 740 “ Income Taxes”. ASC 740 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or all deferred tax assets will not be realized.  Penalties and interest on underpayment of taxes are reflected in the Company’s effective tax rate.

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

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options amounted to 1,233,000 and 983,000 at September 30, 2009 and 2008, respectively. The outstanding warrants amounted to 100,000 and 18,526,000 at September 30, 2009 and 2008, respectively. The options and warrants outstanding at September 30, 2009 and 2008, respectively, have been excluded from the computation of diluted earnings per share due to their antidilutive effect.

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2- Summary of Significant Accounting Policies-continued

Stock Compensation

Under ASC 718-  Compensation-Stock Compensation, companies are required to measure the costs  of  share-based  compensation  arrangements  based  on  the grant-date  fair value and recognize the costs in the financial  statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the SEC issued SAB 107. SAB 107 expresses views of the staff regarding the interaction between ASC 718 and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. Compensation cost is measured on the date of grant as its fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Contingencies

The outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. FASB ASC 450-20-25-2 “Contingencies- Loss Contingencies-Recognition”, requires that an estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred.

In determining whether a loss should be accrued the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. While the Company believes that it will continue to incur losses from such legal proceedings, it is unable to make a reasonable estimate of the amount of loss.

Recent Accounting Pronouncements

During 2009, FASB has issued a number of updates to its accounting standards codification, none of which are expected to significantly impact the Company’s presentation or accounting treatment for a particular event or transactions.

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3- Prepaid expenses

Prepaid expenses primarily consists of retainers paid to certain law firms which represent the Company and certain former directors and officers and a current director in connection with legal proceedings which are described in Note 7- Litigation and contingencies.

Note 4- Notes receivable

The Company purchased five notes receivable aggregating $80,000 from its former chief technology officer and an affiliate.  The notes can be either redeemed in cash or in kind for services performed, at the Company’s option.  The notes can be redeemed in cash by January 2010 or within a year from issuance if redeemed in-kind.

The Company has not received payment on the first four notes, has extended their maturity to January 2010 and believes that it is unlikely that it will collect on the remaining notes and has provided for an allowance for doubtful accounts on all the notes at September 30, 2009.

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5-Due to Related Parties

The terms and amounts of due to related parties at September 30, 2009 and December 31, 2008 are as follows:

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

	September 30,	December 31,
	2009	2008

	$-	$5,044,510
Discount, using initial implied rate of 12%	-	(2,618,270)
	$-	$2,426,240

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

	September 30,	December 31,
	2009	2008

	$508,697	$508,697
Discount, using initial implied rate of 12%	(316,961)	(355,126)
	$191,736	$153,571

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

The amortization of the discount on the due to related parties amounted to approximately $142,000 and $284,000 during the nine-month periods ended September 30, 2009 and 2008, respectively.

During the nine-month period ended September 30, 2009, the Company satisfied its obligations under the due to Stockholder and former Chairman of the Board by paying him $2,575,000, including the repurchase of 4,095,075 shares of the Company’s common stock, valued at approximately $45,000 based on the closing price of the Company’s stock on the date of repurchase.

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5-Due to Related Parties-continued

At December 31, 2008, the Company owed approximately $98,000 to a Stockholder for certain legal fees incurred and paid by such Stockholder for matters discussed in Note 7 of the financial statements.  As of September 30, 2009, the Company satisfied its obligation to the Stockholder.

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

The Company granted 500,000 options during the nine-month period ended September 30, 2009.

The fair value of the options granted during the nine-month period ended September 30, 2009 is based on the Black Scholes Model using the following assumptions:

Exercise price:	$0.016-0.025

Market price at date of grant:	$0.016-0.025

Volatility:	104.5%

Expected dividend rate:	0%

Expected terms:	3.3 years

Risk-free interest rate:	1.22-1.44%

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6- Stockholders' Equity-continued

The following activity occurred under our plan:

	Nine-month periods ended September 30,
	2009	2008
Weighted-average grant-date fair value of options granted	$0.015	N/A
Fair value of options recognized as expense:	$17,657	$17,055

The total compensation cost related to nonvested options not yet recognized amounted to approximately $5,000 at September 30, 2009 and the Company expects that it will be recognized over the following weighted-average period of 16 months.

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
(Unaudited)

Note 7- Litigation and Contingencies

Regulatory Matters

Commodity Futures Trading Commission v. Cassidy et al.

On November 18, 2008, the Commodity Futures Trading Commission (“CFTC”) filed a complaint in the United States District Court for the Southern District of New York, against the Company; former employees of the Company, including its former Chief Executive Officer, Kevin Cassidy, and its former President (currently a Director), Edward O’Connor; and two former employees of BMO, David Lee and Robert Moore.  The CFTC claims that the Company is liable for violations of Section 4c(b) of the Commodity Exchange Act (“CEA”) and CFTC Regulations 33.10(a),(b) and (c).  The CFTC seeks a permanent injunction restraining and enjoining the Company and other defendants from directly or indirectly violating these provisions.  The CFTC further seeks an order directing the Company and other defendants to pay civil monetary penalties, in an undetermined amount.  On March 20, 2009, the Company and certain other of the defendants filed motions to dismiss the CFTC complaint.  The court heard arguments on the motions on October 22, 2009, but it has not announced a decision.  The Company is unable to predict the outcome of this matter.

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7- Litigation and Contingencies-continued

CMEG NYMEX Inc. v. Optionable, Inc. et. al.

On April 10, 2009, NYMEX filed a complaint against the Company, several past and present officers and directors ( one of whom is a current director), and other defendants in the United States District Court for the Southern District of New York.  The complaint claims that defendants are liable for securities and common-law fraud, negligent misrepresentation, and breach of warranty in connection with an April 2007 transaction in which several individual  who were officers and directors of the Company at the time sold shares in it to NYMEX and the Company issued NYMEX warrants for the purchase of additional shares.  The complaint seeks rescission, compensatory damages of at least $28.5 million, and punitive damages of $28.5 million.  On June 15, 2009, the Company filed a motion to dismiss the complaint.  NYMEX responded to that motion on September 18, 2009, and the motion is still pending.  The court will hear arguments on November 24, 2009.  The Company is unable to predict the outcome of this matter.

Bank of Montreal v. Optionable, Inc. et al.

On August 28, 2009, the Bank of Montreal (“BMO”) filed a complaint against Optionable and other defendants in the United States District Court for the Southern District of New York.  The other defendants include  former employees Scott Connor and Ryan Woodgate, former chief executive officer Kevin Cassidy, former chairman Mark Nordlicht, and former president Edward O’Connor, (and currently a Director) of the Company, as well as MF Global Inc. and two of its current or former employees.  The complaint claims that the Company is liable for fraud, negligent misrepresentation, breach of fiduciary duty, and breach of contract.  It demands compensatory and punitive damages in an undetermined amount, and it demands indemnification from the Company for certain of BMO’s trading losses and attorneys’ fees.  The Company’s response to the complaint is due on November 30, 2009.  The Company is unable to predict the outcome of this litigation.

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

2)   continue to pay  him a  cash  consideration  equal  to 5% of the Company's revenues and a stock  consideration  equal to 2% of the Company's   revenues.   The   aggregate   value  of  the   unpaid consideration   based  on  the  Company's  revenues  amounted  to approximately $289,000 at September 30, 2007; and

3)   continue to provide to him health, welfare, and pension plan benefits as well as the payment of an annual premium for his life insurance through October 2009.

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7- Litigation and Contingencies-continued

While the Company intends to vigorously defend these matters, there exists the possibility of adverse outcomes that the Company cannot determine. These matters are subject to inherent uncertainties and management's view of these matters may change in the future.

Note 8-Income Taxes

The components of the benefit (provision) for income taxes are as follows:

	September 30, 2009	September 30, 2008
Current and deferred:
Federal	$(76,537)	$881,579
State	(-)	(-)
Total benefit (provision) for income taxes	$(76,537)	$881,579

  A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Nine-month period ended September 30,
	2009	2008
Federal statutory taxes	(35.0%)	(35.0)%
State income taxes, net of federal tax benefit	(5.7)	(5.7)
Utilization of state net operating loss	5.7	-
Permanent differences (taxable gain on extinguishment of due to Stockholder in 2009)	32.3	5.1
	(2.7)%	(35.6)%

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8-Income Taxes-continued

The recoverable income tax amounting to approximately $1.0 million is recoverable primarily from applications for carryback refund from the Company’s 2006 federal tax returns.

The Company has net operating losses of approximately $2.7 million for both federal and state tax purposes.

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

The Company is a defendant to three legal proceedings, one from the Commodities and Futures Trade Commission (“CFTC”), another from its largest shareholder, NYMEX, and a third one from its former largest customer, BMO.  Also named in such lawsuits, among others, are: one of the Company’s current board members and former president, as well as the Company’s former chief executive officer.  The Company’s former chairman is a defendant in the latter two proceedings.  Additionally, the Company’s former chief executive officer and former president ( who is a current board member) are defendants in a claim made by the Securities and Exchange Commission.  Furthermore, the US Department of Justice has indicted the Company’s former chief executive officer.

Going Concern

The Company is unable to determine whether it will have sufficient funds to meet its obligations for at least the next twelve months. The combination of its anticipated legal costs to defend against current legal proceedings, the potential amounts the Company would have to pay if there are negative outcomes in one or more of such legal proceedings and the Company’s obligations under its indemnification obligations  could exceed the Company’s resources. The legal proceedings also negatively impact the Company’s ability to enter into strategic transactions with other companies.  The Company’s future depends on its ability to satisfactorily resolve the aforementioned legal issues and there is no assurance it will be able to do so. If the Company fails for any reason, it would not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the US Bankruptcy Code.

Three and Nine-Month Periods Ended September 30, 2009 and 2008

Results of Operations
(Unaudited)

	For the three-month		Increase/	Increase/	For the nine-month		Increase/	Increase/
	period ended		(Decrease)	(Decrease)	period ended		(Decrease)	(Decrease)
	September 30,		in $ 2009	in % 2009	September 30,		in $ 2009	in % 2009
	2009	2008	vs 2008	vs 2008	2009	2008	vs 2008	vs 2008

Operating expenses:
Selling, general and administrative	527,785	226,646	301,139	132.9%	2,803,433	1,831,230	972,203	53.1%
Research and development	-	98,660	(98,660)	-100.0%	-	559,105	(559,105)	-100.0%
Total operating expenses	527,785	325,306	202,479	62.2%	2,803,433	2,390,335	413,098	17.3%

Operating loss	(527,785)	(325,306)	202,479	62.2%	(2,803,433)	(2,390,335)	413,098	17.3%

Other income (expense):
Interest income	3,944	42,070	(38,126)	-90.6%	38,635	198,758	(160,123)	-80.6%
Interest expense-related parties	(13,103)	(97,362)	(84,259)	-86.5%	(141,879)	(283,581)	(141,702)	-50.0%
	(9,159)	(55,292)	(46,133)	88.4%	(103,244)	(84,823)	18,421	21.7%

Net loss before income tax	(536,944)	(380,598)	(156,346)	41.1%	(2,906,677)	(2,475,158)	431,519	17.4%

Income tax benefit	338,341	72,165	266,176	NM	76,537	881,579	(805,042)	(91.3)%

Net loss	$(198,603)	$(308,433)	$(109,830)	-	$(2,830,140)	$(1,593,579)	$1,236,561	77.6%

NM: Not meaningful

Selling, general, and administrative expenses

Selling, general, and administrative expenses consists primarily of legal fees, incurred in connection with the Company’s attention to matters described in Part II, Item 1- Legal Proceedings or to handle certain matters which occur during the course of our operations, and compensation of personnel supporting our operations.

The increase in selling, general, and administrative expenses during the three-month and nine-month periods ended September 30, 2009, when compared to the prior year period is primarily due to the following:

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

Research and development

Research and development expenses consist primarily of compensation of personnel and consultants associated with the development and testing of our automated electronic trading system. The decrease in research and development expenses during the three-month and nine-month periods ended September 30, 2009 when compared to the prior year periods is primarily due to the following:

·	We suspended our OPEX development efforts in November 2008.

Interest income

Interest income consists primarily of interest earned on interest-bearing cash and cash equivalents. The decrease in interest income during the three-month and nine-month periods ended September 30, 2009 when compared to the prior year period is primarily due to a decrease in interest rate we earned as well as a lower weighted average interest-bearing cash balance.

Interest expense to related parties

Interest expense to related parties consists of interest charges associated with amounts due to related parties, including Mark Nordlicht, our former Chairman of the Board and Edward O’Connor, our former President and current Director. The decrease in interest expense to related parties during the three-month and nine-month periods ended September 30, 2009 is primarily due to a loss on extinguishment of debt to Mark Nordlicht of approximately $35,000 which was recognized as interest expense during February 2009.  No such loss occurred during the comparable prior year period.

Income tax

Income tax benefit/expense consists of federal and state current and deferred income tax or benefit based on our net income. The decrease in income tax benefit during the three and nine- month periods ended September 30, 2009 when compared to the income tax benefits expense we incurred during the comparable prior year periods is primarily due to a tax gain of $2.5 million we incurred on the satisfaction of the due to Mark Nordlicht, offset by taxable losses resulting from our expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance as of September 30, 2009 amounts to approximately $4.0 million.

During the nine-month period ended September 30, 2009, we used cash from operating activities of approximately $2.4 million, primarily resulting from:

·	net loss of approximately $2.8 million, adjusted for the amortization of debt discount of approximately $140,000 and an increase in allowance for bad debt of $80,000; and

·
a decrease in income tax payable of approximately $140,000 resulting from the current pre-tax loss offset  by a taxable gain of $2.5 million resulting from the satisfaction of our obligations to Mark Nordlicht, a stockholder and our former Chairman of the Board;

During the nine-month period ended September 30, 2009, we used cash in investing activities, resulting from purchases of five notes receivable aggregating $80,000;

During the nine-month period ended September 30, 2009, we satisfied our obligations of approximately $5.0 million to Mark Nordlicht, and repurchased 4,095,075 shares of our common stock for a consideration aggregating $2,575,000.

During the nine-month period ended September 30, 2008, we used cash from operating activities of approximately $301,000, primarily resulting from:

•	net loss of approximately $1.6 million, adjusted for the amortization of debt discount and depreciation of approximately $284,000 and $162,000, respectively;
•
a decrease  in prepaid income taxes assets resulting from the reimbursement during the nine-month period ended September 30, 2008 of the 2007 federal  estimated tax payments /income tax payable offset by the current year tax benefits resulting from operating losses; and

•
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

Contingencies

The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. FASB ASC 450-20-25-2 “Contingencies- Loss Contingencies-Recognition”, requires that an estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred.

In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations.

Recent Accounting Pronouncements

During 2009, FASB has issued a number of updates to its accounting standards codification, none of which are expected to significantly impact the Company’s presentation or accounting treatment for a particular event or transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

n/a

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, our Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer and President and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2 OTHER INFORMATION

ITEM 1. Legal Proceedings

Commodity Futures Trading Commission v. Cassidy et al.

On November 18, 2008, the Commodity Futures Trading Commission (“CFTC”) filed a complaint in the United States District Court for the Southern District of New York, against the Company; former employees of the Company, including its former Chief Executive Officer, Kevin Cassidy, and its former President (currently a Director), Edward O’Connor; and two former employees of BMO, David Lee and Robert Moore.  The CFTC claims that the Company is liable for violations of Section 4c(b) of the Commodity Exchange Act (“CEA”) and CFTC Regulations 33.10(a),(b) and (c).  The CFTC seeks a permanent injunction restraining and enjoining the Company and other defendants from directly or indirectly violating these provisions.  The CFTC further seeks an order directing the Company and other defendants to pay civil monetary penalties, in an undetermined amount.  On March 20, 2009, the Company and certain other of the defendants filed motions to dismiss the CFTC complaint.  The court heard arguments on the motions on October 22, 2009, but it has not announced a decision.  The Company is unable to predict the outcome of this matter.

CMEG NYMEX Inc. v. Optionable, Inc. et. al.

On April 10, 2009, NYMEX filed a complaint against the Company, several officers and directors ( one of whom is a current director), and other defendants in the United States District Court for the Southern District of New York.  The complaint claims that defendants are liable for securities and common-law fraud, negligent misrepresentation, and breach of warranty in connection with an April 2007 transaction in which several individuals who were officers and directors of the Company at the time sold shares in it to NYMEX and the Company issued NYMEX warrants for the purchase of additional shares.  The complaint seeks rescission, compensatory damages of at least $28.5 million, and punitive damages of $28.5 million.  On June 15, 2009, the Company filed a motion to dismiss the complaint.  NYMEX responded to that motion on September 18, 2009, and the motion is still pending.  The court will hear arguments on November 24, 2009.  The Company is unable to predict the outcome of this matter.

Bank of Montreal v. Optionable, Inc. et al.

On August 28, 2009, the Bank of Montreal (“BMO”) filed a complaint against Optionable and other defendants in the United States District Court for the Southern District of New York.  The other defendants include  former employees Scott Connor and Ryan Woodgate, former chief executive officer Kevin Cassidy, former chairman Mark Nordlicht, and former president Edward O’Connor, (and currently a Director) of the Company, as well as MF Global Inc. and two of its current or former employees.  The complaint claims that the Company is liable for fraud, negligent misrepresentation, breach of fiduciary duty, and breach of contract.  It demands compensatory and punitive damages in an undetermined amount, and it demands indemnification from the Company for certain of BMO’s trading losses and attorneys’ fees.  The Company’s response to the complaint is due on November 30, 2009.  The Company is unable to predict the outcome of this litigation.

ITEM 1A. RISK FACTORS

Other than with respect to the risk factor provided below, there have been no material changes to the Risk Factors described in our 2008 Annual Report on Form 10-K.

RISKS RELATED TO OUR BUSINESS

WE MAY NOT BE ABLE TO CONTINUE TO OPERATE AS A GOING CONCERN

The Company is unable to determine whether it will have sufficient funds to meet its obligations for at least the next twelve months. The combination of our anticipated legal costs to defend against the current legal proceedings described under the heading “Legal Proceedings” in Item 1 of Part II of this Report, the potential settlements the Company would have to pay assuming there are negative outcomes to such legal proceedings, and the Company’s indemnification obligations may exceed the Company’s resources, and therefore the Company may not be able to meet such obligations which would have a material adverse effect on the Company’s ability to continue as a going concern.  The Company’s future depends on its ability to satisfactorily resolve these legal issues, although there can be no assurance that we will be able to achieve a satisfactory resolution.  While the Company is considering several alternatives, these legal proceedings also negatively impact our ability to enter into strategic transactions with other companies, and there can be no assurance that we will be able to enter into or complete any such transaction.  If the Company fails for any reason to satisfactorily resolve these issues, it would not be able to continue as a going concern and the Company could potentially be forced to seek relief through a filing under the US Bankruptcy Code.

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

November 16, 2009

Optionable, Inc.

By:	/s/ Thomas Burchill
Thomas Burchill Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Marc Andre-Boisseau
Marc Andre-Boisseau Chief Financial Officer (Principal Financial Officer)