Form 10-K
period 2009-12-31
Optionable Inc
filed 2010-04-15
CIK 1303433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 000-51837

OPTIONABLE, INC.
(Name of registrant in its charter)

Delaware	52-2219407
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1230 Avenue of the Americas, 7th floor, New York, NY,  10020
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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by checkmark whether the registrant submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock reported on the OTC-Bulletin Board on June 30, 2009 was $325,875.

The number of shares of registrant’s common stock outstanding, as of April 12, 2010 was 48,328,328.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including ”Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Accelerated Acquisitions IV, Inc. and its consolidated subsidiaries (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in the “Risk Factors” section in Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

PART I

ITEM 1.       BUSINESS.

Overview

Optionable, Inc. (“the “Company”) is a corporation that was formed in Delaware in February 2000. Between April 2001 and July 2007, a substantial portion of our revenues were generated from providing energy derivative brokerage services to brokerage firms, financial institutions, energy traders, and hedge funds worldwide. A substantial portion of all energy derivatives we brokered in the past were natural gas derivatives.

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

The Company is a defendant to three significant legal proceedings, one from the Commodities and Futures Trade Commission (“CFTC”), another from its largest stockholder, NYMEX, and a third one from its former largest customer, BMO.  Also named in such lawsuits, among others, are: one of the Company’s current board members and former president, as well as the Company’s former chief executive officer.  The Company’s former chairman is a defendant in the latter two proceedings.  Additionally, the Company’s former chief executive officer and former president (who is a current board member) are defendants in a claim made by the Securities and Exchange Commission.  Furthermore, the US Department of Justice has indicted the Company’s former chief executive officer.

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

HOW WE OPERATE

We have not had revenue-generating operations since the third quarter of 2007. Our management is responsible for seeking alternatives which would allow us to maximize our resources, which is our cash, while satisfying our financial obligations. To this end, our two fold strategy is to vigorously defend our interests in the various pending legal actions while at the same time pursuing various potential merger or investment opportunities which would allow the Company to resume operating status.

CLIENT CONCENTRATION

Not applicable.

COMPETITION

Not applicable

EMPLOYEES

We currently have one full-time employee.   On April 14, 2010, the Company notified the employee that it was terminating his employment agreement without cause and provided him with thirty days notice.

RESEARCH AND DEVELOPMENT

We incurred approximately $660,000 in expenses on research and development during 2008.  Effective November 4, 2008, the Company suspended the development of OPEX.   No research and development occurred in 2009.

ITEM 1A.       RISK FACTORS

This investment has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this report. Each of the following risks may materially and adversely affect our business, results of operations and financial condition. These risks may cause the market price of our common stock to decline, which may cause you to lose all or a part of the money you paid to buy our common stock.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

WE MAY NOT BE ABLE TO CONTINUE TO OPERATE AS A GOING CONCERN

The Company is unable to determine whether it will have sufficient funds to meet its obligations for at least the next twelve months. The combination of our anticipated legal costs to defend against the current legal proceedings described under the heading “Legal Proceedings” in Item 1 of Part II of this Report, the potential settlements the Company would have to pay assuming there are negative outcomes to such legal proceedings, and the Company’s indemnification obligations may exceed the Company’s resources, and therefore the Company may not be able to meet such obligations which would have a material adverse effect on the Company’s ability to continue as a going concern.  The Company’s future depends on its ability to satisfactorily resolve these legal issues, although there can be no assurance that we will be able to achieve a satisfactory resolution.  While the Company is considering several alternatives, these legal proceedings also negatively impact our ability to enter into strategic transactions with other companies, and there can be no assurance that we will be able to enter into or complete any such transaction.  If the Company fails for any reason to satisfactorily resolve these issues, it would not be able to continue to as a going concern and the Company could potentially be forced to seek relief through a filing under the US Bankruptcy Code.

UNLESS AND UNTIL WE ARE ABLE TO IMPLEMENT OUR STRATEGY, WE HAVE NO REVENUES AND NO POTENTIAL SOURCES OF FUTURE REVENUE

We suspended the development of our OPEX technology in 2008 and have no operations and no revenue source. Our attempts to restore business and generate revenues have been hindered by litigation brought against the Company. Our initial discussions with potential business partners have not progressed beyond an indication of interest in our cash due to pending litigation against the Company. There can be no assurance that we can expeditiously resolve all pending litigations against the Company and after the resolution of the pending litigation that we will be able to generate interest that would materialize into an agreement upon terms that are satisfactory to our board of directors.

ALTHOUGH WE HAVE HAD NO REVENUES, WE CONTINUE TO INCUR EXPENSES

We have not generated revenues since the third quarter 2007. However, we continue to incur expenses, including salaries, auditing and legal expenses necessary to maintain our reporting status and legal fees in connection with certain legal proceedings.  In 2009, we incurred expenses of $2,300,000.

WE ARE INVOLVED IN PENDING LEGAL PROCEEDINGS BROUGHT AGAINST US AND CERTAIN OF OUR FORMER AND CURRENT DIRECTORS AND OFFICERS. WE ARE UNABLE TO PREDICT THE OUTCOME OF THESE PROCEEDINGS AND CAN GIVE NO ASSURANCE THAT THE OUTCOME OF THESE PROCEEDINGS WILL NOT HAVE A MATERIAL ADVERSE EFFECT ON US OR THAT OTHER PROCEEDINGS WILL NOT BE INITIATED.

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

On April 10, 2009, NYMEX filed a complaint against the Company, several officers and directors (one of whom is a current director), and other defendants in the United States District Court for the Southern District of New York.  The complaint claims that defendants are liable for securities and common-law fraud, negligent misrepresentation, and breach of warranty in connection with an April 2007 transaction in which several individuals who were officers and directors of the Company at the time sold shares in it to NYMEX and the Company issued NYMEX warrants for the purchase of additional shares.  The complaint seeks rescission, compensatory damages of at least $28.5 million, and punitive damages of $28.5 million.

On August 28, 2009, the Bank of Montreal (“BMO”) filed a complaint against Optionable and other defendants in the United States District Court for the Southern District of New York.  The other defendants include former employees Scott Connor and Ryan Woodgate, former chief executive officer Kevin Cassidy, former chairman Mark Nordlicht, and former president Edward O’Connor (and currently a Director) of the Company, as well as MF Global Inc. and two of its current or former employees.  The complaint claims that the Company is liable for fraud, negligent misrepresentation, breach of fiduciary duty, and breach of contract.  It demands compensatory and punitive damages in an undetermined amount, and it demands indemnification from the Company for certain of BMO’s trading losses and attorneys’ fees.

We are unable to predict the outcome of this proceeding at this time and can give no assurance that the outcome of these proceedings will not have a material adverse effect on us or that there will not be other proceedings arising from these matters.

OUR MANAGEMENT HAS BEEN AND WILL BE REQUIRED TO DEVOTE A SIGNIFICANT AMOUNT OF TIME TO MATTERS RELATING TO LITIGATION AND RESPONDING TO GOVERNMENTAL INQUIRIES.

Our management has devoted a significant amount of time to matters relating to certain legal proceedings and to requests for documents and information received from the CFTC, the SEC, the DOJ and the District Attorney's Office. Defending these actions and responding to the government requests for documents and information has required, and will continue to require, significant time and attention from our Board of Directors. If the amount of time that our Board of Directors is able to devote to developing and implementing our revised strategy is significantly reduced as a result of these matters, it may have a material adverse effect on our business.

OUR SUCCESS IN THE FUTURE WILL BE DEPENDENT UPON OUR ABILITY TO ATTRACT AND RETAIN SKILLED REPLACEMENTS, INCLUDING A CHIEF EXECUTIVE OFFICER.

On April 14, 2010, the Board of Directors voted to terminate without cause its Employment Agreement with Thomas F. Burchill as Chief Executive Officer of the Company by providing him with thirty days notice.  Unless the Board of Directors appoints a new Chief Executive Officer, it will have to operate without any officers or employees.  In addition, if we are successful in implementing and developing our revised strategy, we may require additional managerial, administrative and support personnel. Competition for highly qualified personnel is intense, and we can make no assurances that we will be able to attract or retain qualified personnel in the future. To the extent we have fewer financial resources available to us than our competitors we may not be able to attract and retain a sufficient number of qualified personnel. Our inability to attract and retain other necessary personnel could have a material adverse effect on our financial condition, operating results, and cash flows.

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

Companies trading on the Over-The-Counter Bulletin Board, such as we are, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get re-listed on the OTC Bulletin Board, which may have an adverse material effect on our Company.

WE MAY BE UNABLE TO RECOUP ADVANCES MADE TO FORMER OFFICERS AND DIRECTORS.

In 2009, we paid approximately $2.1 million in legal fees to attorneys representing our current and former officers and directors in connection with their defense of lawsuits filed against them relating to their activities at our Company.  We expect the amount of advances to be at least as much in 2010 as they were in 2009.  In some but not all instances, the individual has a contractual right to receive such advancements, subject to an undertaking from such individual to repay all such amount to us if he is not entitled to be indemnified under the provisions of our Bylaws, the Delaware General Corporation Law or otherwise.  None of the amounts advanced have been collateralized.  If, upon the final disposition of these lawsuits, it is determined that one or more of these individuals is required to repay to us any portion of the advancements made to him, he may also be liable for monetary damages, fines and penalties to various third parties.  As a result, we may be unable to actually recoup monies advanced even if we are legally entitled to reimbursement.  Such amounts could constitute a material portion of our assets.

THE INSURANCE POLICY UNDER WHICH WE HAVE BEEN REIMBURSED IN CONNECTION WITH LAWSUITS CURRENTLY PENDING AGAINST OUR COMPANY, A CURRENT DIRECTOR AND CERTAIN OF OUR FORMER OFFICERS OR DIRECTORS HAS BEEN SUBSTANTIALLY EXHAUSTED.

During 2009, we received insurance proceeds of approximately $1.4 million (not including approximately $300,000 due to us as of April 12, 2010) in connection with legal fees we incurred for our Company and on behalf of others.  As of April 12, 2010, we have approximately $300,000 of coverage remaining under this policy.  We expect to exhaust the remainder of our coverage under this insurance policy during 2010.  After such time, if we continue to fund the defense of these lawsuits, we would have to do so with the approximately $4.2 million we have as of April 12, 2010.  Such future unreimbursed legal costs could constitute a material portion of our assets.

OUR LACK OF A PRINCIPAL ACCOUNTING OR FINANCIAL OFFICER COULD LIMIT OUR ABILITY TO FULLY COMPLY WITH THE RULES ESTABLISHED BY THE SEC PURSUANT TO SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002. FAILURE TO COMPLY IN A TIMELY MANNER COULD ADVERSELY AFFECT INVESTOR CONFIDENCE AND OUR STOCK PRICE.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require us to perform an annual assessment of our internal controls over financial reporting and certify the effectiveness of those controls. The standards that must be met for management to assess the internal controls over financial reporting as now in effect are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. Prior to his termination on March 31, 2010, our Chief Financial Officer performed many of the documentation, testing and remediation procedures we established.  Until we hire a replacement Chief Financial Officer, we may encounter problems or delays in completing activities necessary to make an assessment of our internal controls over financial reporting. As a result, investor confidence and share value may be negatively impacted. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

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

Item 1B Unresolved Staff Comments

None.

ITEM 2.  PROPERTIES.

Our headquarters are located in New York, New York. The office consists of approximately 100 square feet.  Our headquarters are leased on a three month basis with the option to renew for additional three month periods.

We believe our space is adequate for our current and foreseeable future needs.

ITEM 3.                      LEGAL PROCEEDINGS

Regulatory Matters

Commodity Futures Trading Commission v. Cassidy et al.

On November 18, 2008, the Commodity Futures Trading Commission (“CFTC”) filed a complaint in the United States District Court for the Southern District of New York, against the Company; former employees of the Company, including its former Chief Executive Officer, Kevin Cassidy, and its former President (currently a Director), Edward O’Connor; and two former employees of BMO, David Lee and Robert Moore.  The CFTC claims that the Company is liable for violations of Section 4c(b) of the Commodity Exchange Act (“CEA”) and CFTC Regulations 33.10(a),(b) and (c).  The CFTC seeks a permanent injunction restraining and enjoining the Company and other defendants from directly or indirectly violating these provisions.  The CFTC further seeks an order directing the Company and other defendants to pay civil monetary penalties, in an undetermined amount.  The Company is unable to predict the outcome of this matter. The Court denied our motion to dismiss on March 31, 2010.

CMEG NYMEX Inc. v. Optionable, Inc. et. al.

On April 10, 2009, NYMEX filed a complaint against the Company, several past and present officers and directors (one of whom is a current director), and other defendants in the United States District Court for the Southern District of New York.  The complaint claims that defendants are liable for securities and common-law fraud, negligent misrepresentation, and breach of warranty in connection with an April 2007 transaction in which several individuals who were officers and directors of the Company at the time sold shares in it to NYMEX and the Company issued NYMEX warrants for the purchase of additional shares.  The complaint seeks rescission, compensatory damages of at least $28.5 million, and punitive damages of $28.5 million.  The Company is unable to predict the outcome of this matter. The Court denied our motion to dismiss on March 31, 2010.

Bank of Montreal v. Optionable, Inc. et al.

On August 28, 2009, the Bank of Montreal (“BMO”) filed a complaint against the Company and other defendants in the United States District Court for the Southern District of New York.  The other defendants include  former employees Scott Connor and Ryan Woodgate, former chief executive officer Kevin Cassidy, former chairman Mark Nordlicht, and former president Edward O’Connor, (and currently a Director) of the Company, as well as MF Global Inc. and two of its current or former employees.  The complaint claims that the Company is liable for fraud, negligent misrepresentation, breach of fiduciary duty, and breach of contract.  It demands compensatory and punitive damages in an undetermined amount, and it demands indemnification from the Company for certain of BMO’s trading losses and attorneys’ fees.  The Company is unable to predict the outcome of this litigation.

Claims from former employee

On December 9, 2009, Scott Connor, a co-defendant in the BMO action, filed cross-claims against the Company.  Connor claims rights to indemnity and contribution from the Company for any liability he may have to BMO.  He also lays claims of breach of contract, quantum meruit, and unjust enrichment, on the basis of an allegation that the Company failed to pay him the full amount of salary and commissions that was due to him for 2007.  The court has postponed the Company's response to Connor’s cross-claims until it has resolved the motions to dismiss filed by the Company and by the other defendants in the BMO action.

The actual costs that will be incurred in connection with these actions cannot be quantified at this time and will depend upon many unknown factors.  For 2009, the Company incurred approximately $1.5 million, net of insurance proceeds, in legal costs for these actions.  The Company’s management anticipates that its costs for these actions for 2010 could be materially higher compared to 2009.

While the Company intends to defend itself vigorously against such claims and cross-claims, there exists the possibility of adverse outcomes that the Company cannot determine.  These matters are subject to inherent uncertainties and management’s view of these matters may change in the future

Other Matters

Since May 2007, the Company has received requests for documents and information from the CFTC, the SEC and the DOJ and the District Attorney's Office. Since that time, the Company has complied with such requests and has not received any new requests on such matters since 2007.

ITEM 4.      [REMOVED AND RESERVED]

PART II

ITEM 5.       MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

	Fiscal 2009		Fiscal 2008
Quarter Ended	High	Low	High (2)	Low (2)
March 31	$0.03	$0.01	$0.10	$0.05
June 30	$0.04	$0.01	$0.07	$0.04
September 30	$0.03	$0.01	$0.07	$0.03
December 31	$0 .04	$0.02	$0.07	$0.01

At April 12, 2010, the closing price for our common stock was $0.04.

At April 12, 2010, there were 52,428,203 shares of our common stock issued and 48,328,328 shares of our common stock outstanding. There were approximately 17 stockholders of record at April 12, 2010.

As disclosed below and in our 8-K filing of February 27, 2009, on February 26, 2009, the Company redeemed 4,095,075 shares of its Common Stock from Mark Nordlicht, one of its largest stockholders and its former Chairman.  In addition the Company repurchased a promissory note with a face amount of approximately $5 million from Mr. Nordlicht that the Company had issued to Mr. Nordlicht in 2004.  The aggregate consideration paid to Mr. Nordlicht for his shares of our Common Stock and his promissory note was approximately $2.6 million.

The transfer agent of our common stock is Continental Stock Transfer & Trust Company, whose address is 17 Battery Place, New York, NY 10004.  The phone number of the transfer agent is (212) 509-4000.

DIVIDENDS

We have not declared any dividends to date. We have no present intention of paying any cash dividends on our common stock in the foreseeable future. The payment by us of dividends, if any, in the future, rests within the discretion of our Board of Directors and will depend, among other things, upon our financial condition, as well as other relevant factors. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.  However, we have no current earnings and profits and do not expect to generate earnings and profits in the near future.  Our ability to pay dividends may therefore be limited under applicable state corporate law, including the Delaware General Corporation Law.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

EQUITY COMPENSATION PLAN INFORMATION

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance at December 31, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,233,000	$0.36	6,094,000

Equity compensation plans not approved by security holders	-0-	N/A	-0-

Total	1,233,000	$0.42	6,094,000

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

RECENT SALES OF UNREGISTERED SECURITIES

During January 2009, we issued 250,000 options to our new Chief Executive Officer and President, 50,000 options of such grant vested upon the date of grant and the remainder will vest at a rate of 50,000 options on each six-month anniversary of the grant through January 28, 2011. The options expire on the five year anniversary of the grant. The exercise price of such options is $0.016 per share.

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

Not applicable.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear in this annual report.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

Results of Operations

			Increase/	Increase/
	For the year ended		(Decrease)	(Decrease)
	December 31,		in $ 2009	in % 2009
	2009	2008	vs 2008	vs 2008

Operating expenses:
Selling, general and administrative	2,359,622	2,111,379	248,243	11.8%
Research and development	-	659,211	(659,211)	-100.0%
Total operating expenses	2,359,622	2,770,590	(410,968)	-14.8%

Operating loss	(2,359,622)	(2,770,590)	410,968	-14.8%

Other income (expense):
Interest income	42,224	255,118	(212,894)	-83.4%
Other expense	-	-		NM
Interest expense-related parties	(155,379)	(383,894)	(228,515)	-59.5%
	(113,155)	(128,776)	(15,621)	-12.1%

Net loss before income tax	(2,472,777)	(2,899,366)	426,589	-14.7%

Income tax benefit	24,674	468,566	(443,892)	-94.7%

Net loss	$(2,448,103)	$(2,430,800)	$17,303	0.7%

NM: Not meaningful

Selling, general, and administrative expenses

Selling, general, and administrative expenses consists primarily of legal fees, incurred in connection with the Company’s attention to matters described in Part I, Item 3- Legal Proceedings or to handle certain matters which occur during the course of our operations, and compensation of personnel supporting our operations.

The increase in selling, general, and administrative expenses during 2009, when compared to the prior year period is primarily due to the following:

•
Higher legal fees incurred in connection with an increased number of litigations handled during 2009 as well as legal fees incurred in connection with our annual meeting of stockholders in March 2009 and the satisfaction of our obligations to Mark Nordlicht, a stockholder and our former Chairman of the Board, which occurred in February 2009, offset by a reimbursement from our insurance company for qualified legal fees.

•	Increased bad debt of approximately $80,000 for purchases of notes receivable that the Company does not believe it will collect. No such notes receivables were purchased during 2008.

The increase in selling, general, and administrative expenses is offset by a decrease in rental expense when we terminated our lease in Valhalla, NY, and incurred an earlier termination fee as well as accelerated depreciation expenses our computer and equipment used for the development of OPEX.

As a result of the matters discussed above and in Item 1 of Part II of this Report, we believe that our legal fees for 2009 will continue to constitute a substantial portion of our selling, general, and administrative expenses.

Research and development

Research and development expenses consist primarily of compensation of personnel and consultants associated with the development and testing of our automated electronic trading system. The decrease in research and development expenses during 2009 when compared to the prior year periods is primarily due to the suspension of our development of OPEX during 2008.

Interest income

Interest income consists primarily of interest earned on interest-bearing cash and cash equivalents. The decrease in interest income during  2009 when compared to the prior year period is primarily due to a decrease in cash invested in interest-bearing account and, to a lesser extent, to a decrease in interest rate we earned.

Interest expense to related parties

Interest expense to related parties consists of interest charges associated with amounts due to related parties, including Mark Nordlicht, our former Chairman of the Board and Edward O’Connor, our former President and current Director. The decrease in interest expense to related parties during 2009 is primarily due to a satisfaction of our obligations to Mark Nordlicht during February 2009.  No such loss occurred during the comparable prior year period.

Income tax

Income tax benefit/expense consists of federal and state current and deferred income tax or benefit based on our net income. The decrease in income tax benefit during 2009 when compared to the income tax benefits expense we incurred during the comparable prior year periods is primarily due to a tax gain of $2.5 million we incurred on the satisfaction of the due to Mark Nordlicht, offset by taxable losses resulting from our expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance as of December 31, 2009 amounts to approximately $4.2 million.

During 2009, we used cash from operating activities of approximately $2.1 million, primarily resulting from:

•	net loss of approximately $2.4 million (net of insurance recovery), adjusted for the amortization of debt discount of approximately $155,000 and an increase in allowance for bad debt of $80,000; and

•	an increase in accounts payable and accrued expenses due to increased legal fees occurring

During  2009, we used cash in investing activities, resulting from purchases of five notes receivable aggregating $80,000, which were written-off during the same period;

During 2009, we satisfied our obligations of approximately $5.0 million to Mark Nordlicht, and repurchased 4,095,075 shares of our common stock for a consideration aggregating $2,575,000.

During 2008, we used cash from operating activities of approximately $945,000, primarily resulting from:

•	net loss of approximately $2.4 million, adjusted for the amortization of debt discount and depreciation of approximately $384,000 and $162,000, respectively;
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T).      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2009, our internal controls over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  However, until we appoint a replacement Chief Financial Officer, we may be unable to comply with our own written internal controls policies and procedures, including those relating to separation of duties, review of reports and other work performed by our assistant controller, review and adoption of accounting policies and principles, maintenance of financial reporting competencies and performance of ongoing monitoring evaluations.

Effective April 1, 2010, we no longer have a Chief Financial Officer, who was responsible for managing and monitoring our financial reporting and certain operational controls.  This results in a lapse in our internal controls over financial reporting.  We will consider alternatives to mitigate any negative impact on our internal controls over financial reporting resulting from the Chief Financial Officer’s termination.  This could include hiring a new Chief Financial Officer or outsourcing our financial reporting obligations and certain operational controls to a third party. We will consider the cost and benefits associated with such alternatives.  Until we evaluate such alternatives,, we may encounter problems or delays in completing activities necessary to make an assessment of our internal controls over financial reporting. As a result, investor confidence and share value may be negatively impacted. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

ITEM 9B.      OTHER INFORMATION.

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth information about our executive officers, key employees and directors as of April 12, 2010.

Name	Age	Position	Date of Election Or Appointment as a Director
Thomas Burchill	68	Chief Executive Officer, President, and Director	November 2007
Marc-Andre Boisseau	45	Director	March 2009
Edward O’Connor	56	Director	March 2001
Andrew Samaan	43	Director	January 2009

Thomas F. Burchill has served as one of directors since November 2007.  Since 2001, Mr. Burchill has provided leadership or advisory assistance to a number of early stage companies that serve the media sector, including Mitra Technologies, a traffic and billing software firm, and SB3 Inc., and Venaca, Inc., a digital asset management company. Mr. Burchill has been active in a number of industry organizations, including service as Chairman of the Cable Television Advertising Bureau and as a member of the Board of Directors of both the Television Bureau of Advertising and the International Radio and Television Society. Currently, he serves as Chairman and CEO of Mediastar Ventures LLC since 2007 an advisory firm. Mr. Burchill holds degrees from Holy Cross College and the Columbia University Graduate School of Business.

Marc-Andre Boisseau has served as our Chief Financial Officer between December 2004 and March 2010. Since January 2002, as President of Boisseau, Felicione & Associates, Inc., he has served as an advisor to small and medium publicly traded and private companies on financial, tax and accounting matters. Mr. Boisseau is a certified public accountant. Mr. Boisseau graduated with a BA degree in Business Administration in 1987 from the University of Montreal.

Edward J. O'Connor has served as a director since March 2001. Mr. O'Connor previously served as our CEO between March 2004 and October 2005 and as our President between March 2001 and January 2009. Since December 1996 to early 2007, Mr. O'Connor served as a director and periodically as a managing director of Capital Energy Services, LLC (formerly Orion Energy Services, LLC), which was an energy options brokerage business on the NYMEX. Mr. O'Connor graduated from Georgetown University in 1977 with a BS degree in Business Administration.

Andrew Samaan has served as one of our directors since January 2009.  Mr. Samaan currently works as Principal at Columbia Sports Group, a financial advisory firm specializing in professional minor league sports organizations, which he joined in October 2008.  Mr. Samaan worked in various high level positions from April 1998 to September 2008 for Venaca, Inc., a media technology company.  Mr. Samaan earned a Bachelor of Arts degree in Political Science from Loyola College and his Juris Doctor/MBA from Fordham University.

DIRECTOR INDEPENDENCE, COMMITTEES OF THE BOARD OF DIRECTORS

One of our members of our Board of Directors, Andrew Samaan is "independent" within the meaning of Nasdaq Marketplace Rule 4200. We have not established any committees, including an Audit Committee, a Compensation Committee, a Nominating Committee, or any committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole. Due to the size of the Board and the Company’s limited resources, our Board of Directors believes that the establishment of such committees of the Board is unnecessary and could be considered more form than substance.

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

To our knowledge, based solely on review of these filings and written representations from certain of the reporting persons, we believe that during the fiscal year ended December 31, 2009, our officers, directors and significant stockholders have timely filed all required forms under Section 16(a) of the Exchange Act.  We note that Mr. Nordlicht reported the disposition of approximately 4 million shares of our Common Stock on a Schedule 13G filed with the SEC on March 4, 2009.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics to provide guiding principles to all of our employees. Our Code of Business Conduct and Ethics does not cover every issue that may arise, but it sets out basic principles to guide our employees and provides that all of our employees must conduct themselves accordingly and seek to avoid even the appearance of improper behavior. Any employee who violates our Code of Business Conduct and Ethics will be subject to disciplinary action, up to and including termination of his or her employment. Generally, our Code of Business Conduct and Ethics provides guidelines regarding:

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

A copy of the Code of Ethics is filed as an exhibit to our annual report for the fiscal year ended December 31, 2005 as Exhibit 14.1. The Code of Ethics is also posted on our website under Governance Documents under the investor relations section of our website.www.optionable.com

ITEM 11.                      EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our Company at December 31, 2009. The value attributable to any option awards is computed in accordance with ASC 718.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in pension value and Non-Qualified Deferred Compensation	All Other Compensation ($)	Total ($)
Edward O’Connor	2009	16,667	0	0	0	0	0	16,824	33,491
President and Director (1)	2008	200,000	0	0	0	0	0	16,703	216,703
Thomas Burchill, Chief Executive Officer,	2009	192,470	0	0	250,000	0	0	0	192,470
President, and Director (2)	2008	100,000	0	0	0	0	0	0	0
Marc-Andre Boisseau	2009	138,500	0	0	0	0	0	0	138,500
Chief Financial Officer and Director	2008	121,306	0	0	0	0	0	0	121,306

(1) Mr. O'Connor served as our principal executive officer from November 2007 through January 2009 and as a Director since March 2001.
(2) Mr. Burchill serves as our Chief Executive Officer and President since January 2009 and as Director since November 2007.

EMPLOYMENT AGREEMENTS

On January 28, 2009, Edward O’Connor resigned as President effective immediately and will continue to serve as a Director of the Company until such time as his successor is duly nominated and elected. In connection with Mr. O’Connor’s resignation, the Company and Mr. O’Connor entered into a Separation Agreement (the “Separation Agreement”) pursuant to which we agreed to provide Mr. O’Connor with a monthly severance in the amount of $2,083.33 (net of applicable withholding) for twelve consecutive months. Pursuant to the terms of the Separation Agreement, we agreed to maintain sufficient resources to indemnify Mr. O’Connor in any threatened or pending action, suit or proceeding brought against him by reason of the fact that he was an officer or director or similar capacity of the Company. The Separation Agreement also contains mutual nondisparagement, mutual release, non-compete and confidentiality provisions.

On January 28, 2009, in connection with the appointment of Mr. Burchill to serve as President and CEO we entered into an Employment Agreement with Mr. Burchill dated January 28, 2009.  Per the terms of the Employment Agreement, the Company notified Mr. Burchill on April 14, 2010 that it was terminating the agreement without cause by providing him with thirty days notice.  Per the terms of the Employment Agreement, Mr. Burchill will receive a payment of severance in the amount of six months base salary and benefits, plus the pro rata amount of any incentive pay that the Board may give based upon a criteria to be determined by the Board, if Mr. Burchill resigns for good reason, as defined in the Employment Agreement, or if the Company terminates for any reason other than cause, as defined in the Employment Agreement.  On April 15, 2010, Mr. Burchill notified the Company that he was tendering his resignation as a director of the Company, to be effective as of May 14, 2010.

We had a consulting agreement with Mr. Boisseau, who served as our Chief Financial Officer. The  agreement provided that we compensate him at $300 per hour through March 31, 2009 and a rate of $12,500 per month between April 1 and June 31, 2009 and $10,417 per month between July 1st and the remainder of his contract which is March 31, 2010. This agreement is terminated effective March 31, 2010.  Mr. Boisseau voluntarily offered to reduce his compensation in July 2009.

Outstanding Equity Awards at Fiscal Year-End Table.

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers at December 31, 2009.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Thomas Burchill	250,000 150,000	- 100,000		$0.0918 $0.016	11/2012 1/2013

Director Compensation

The following table sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made for the fiscal year ended December 31, 2009.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)		Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
Andrew Samaan	42,708		$5,000	250,000				42,708
Edward O’Connor	25,000							25,000
Marc-Andre Boisseau	30,003							30,003

Director Compensation

During 2009, the Company's Board of Directors approved compensation to be paid to the Messrs. Samaan and Boisseau in return for their service on the Board. Mr Samaan’s annual compensation amounted to $25,000 through March 30, 2009, and $50,000 thereafter.  Mr. Boisseau’s compensation amounted to $50,000 between March 31, 2009 and July 31, 2009, and $25,000 thereafter.  Mr. Boisseau voluntarily offered a reduction in his compensation as Director in July 2009.

During February 2009, the Board also approved a grant of 250,000 options to Mr. Samaan. 50,000 options of each of such grant vested upon the grant and the remainder will vest at a rate of 50,000 options on each six month anniversary of the grant through February 2011. The options expire on the five year anniversary of the grant.

All of our directors are reimbursed for their reasonable expenses for attending board and board committee meetings

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 12, 2010, the number of and percent of our common stock beneficially owned by:

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

A person is deemed to be the beneficial owner of securities if that person has the power to vote or dispose of such securities or if that person can acquire such securities within 60 days from April 12, 2010 upon the exercise of options, warrants, convertible securities or other rights. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of April 12, 2010 have been exercised and converted.

Title of Class	Name and address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Total*
Common Stock	Edward O’Connor (1) 1230 Avenue of the Americas, 7th floor, New York, NY, 10020	3,854,130	8.0%

Common Stock	Marc-Andre Boisseau 1230 Avenue of the Americas, 7th floor, New York, NY, 10020	0	0.0%

Common Stock	Thomas Burchill (2) 1230 Avenue of the Americas, 7th floor, New York, NY, 10020	400,000	0.8%

Common Stock	Andrew Samaan (2) 1230 Avenue of the Americas, 7th floor, New York, NY, 10020	150,000	0.3%

Common Stock	Mark Nordlicht 159 Wykagil Terrace, New Rochelle, NY 10804	4,095,075	8.4%

Common Stock	Nymex Holdings, Inc. One, North End Avenue World Financial Center New York, NY 10282	10,758,886	20.52%

Common Stock	All Executive Officers and Directors as a Group (4 persons )	4,404,130	9.0%

* Based upon 48,328,328 shares outstanding as of April 12, 2010

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

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During April 2005, we modified the terms of agreement under which we initially owed $5,762,753, $765,000 and $765,000 to Mark Nordlicht, our former Chairman of the Board, Kevin Cassidy, our former Chief Executive Officer, and Edward O'Connor, our former President and a current Director, respectively. The modified terms provide that, among other things, in the event of a Capital Raise-defined as us raising more than $1,000,000 additional equity or debt financing, the interest rate accrued after such event is reduced from 12% to 4.68%. Additionally, the modified terms provide that we may make principal repayments towards the due to Chairman of the Board, the due to its Chief Executive Officer, and the due to related party amounting to approximately 25% of its cash flows from operating cash flows less capital expenditures. During 2006, we modified the terms of the agreements to allow prepayments at our discretion.

We amortized the debt discount of such notes, which amounted to approximately $156,000 and $384,000 during 2009 and 2008, respectively.

During 2009, the Company satisfied its obligations under the due to Mark Nordlicht and former Chairman of the Board by paying him $2,575,000, including the repurchase of 4,095,075 shares of the Company’s common stock, valued at approximately $45,000.

At December 31, 2008, we owed approximately $98,000 to Mark Nordhlicht, a former director, for certain legal fees incurred and paid by him in connection with legal matters for which he was entitled to be indemnified.   We satisfied this obligation during 2009.

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

	2009	2008

Audit Fees (1)	$67,500	$75,000
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

Total	$67,500	$75,000

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

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

Exhibit No.	Description

3.1
Certificate of Incorporation of Optionable, Inc., dated February 4, 2000 (incorporated by reference to Exhibit 3(i)(a)to the Registrant's Registration Statement on Form SB-2, filed  December 22, 2004, file no. 333-121543 (the "SB-2").

3.2	Certificate of Amendment to the Certificate of Incorporation of Optionable, Inc., dated March 30, 2000 (incorporated by reference to Exhibit 3(i)(b) to the SB-2)

3.3	Certificate of Amendment to the Certificate of Incorporation of Optionable, Inc., dated May 31, 2000 (incorporated by reference to Exhibit 3(i)(c) to the SB-2).

3.4	Certificate of Amendment to the Certificate of Incorporation of Optionable, Inc., dated July 21, 2000 (incorporated by reference to Exhibit 3(i)(d) to the SB-2).

3.5	Corrected Certificate of Amendment to the Certificate of Incorporation of Optionable, Inc., dated January 31, 2003 (incorporated by reference to Exhibit 3(i)(e) to the SB-2).

3.6	Certificate of Amendment to the Certificate of Incorporation of Optionable, Inc., dated June 9, 2004 (incorporated by reference to Exhibit 3(i)(f) to the SB-2).

3.7	Amended and Restated By-laws of Optionable, Inc. (incorporated by reference to Exhibit 3(ii) to the SB-2)

10.1
Master Services Agreement with Capital Energy Services LLC dated April 1, 2004 including the Consulting Agreement as a part thereof and Addendum, dated October 7, 2004 (incorporated by reference to Exhibit 10(ii)(a) to the SB-2)

10.2	Addendum to Master Services Agreement (incorporated by reference to Exhibit 10(ii)(b) to the SB-2)

10.3	Amendment to Master Services Agreement (incorporated reference to the Registrant's Current Report on Form 8-K, dated as of April 10, 2006)

10.4	Termination Agreement (of Master Service Agreement; incorporated by reference to the Registrant's Current Report of Form 8-K, dated as of January 31, 2007)

10.5	Options Order Flow Agreement, dated July 1, 2004, between the Company and Intercontinental Exchange, Inc. (incorporated by reference to Exhibit 10(iii)(a) to the SB-2)

10.6	Superseding Option Order Flow Agreement, dated as of March 2, 2005 (incorporated by reference to Exhibit 10(iii)(b) to the SB-2)

10.7	Employment Agreement, as amended, between the Company and Edward J. O'Connor (incorporated by reference to Exhibit 10(iv) (a) to the SB-2)

10.8
Optionable, Inc. 2004 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, file number 333-129853, as filed on
November 21, 2005 (the "S-8")

10.9	Form of Incentive Stock Option Agreement(incorporated by reference to Exhibit 4.2 to the S-8)

10.10	Nonstatutory Stock Option Agreement(incorporated by reference to Exhibit 4.3 to the S-8)

10.11	Prepaid Commission Agreement, dated February 3, 2003, between the Company and Mark Nordlicht (incorporated by reference to Exhibit 10(vi) to the SB-2).

10.12	Revolving Credit Facility Agreement, dated June 5, 2003, between the Company and Platinum Value Arbitrage Fund LP(incorporated by reference to Exhibit 10(vii)(a) to the SB-2)

10.13	$500,000 Revolving Promissory Note from the Company to Platinum Value Arbitrage Fund LP dated June 5, 2003 (incorporated by reference to Exhibit 10(vii)(b) to the SB-2)

10.14	Prepaid Commission Agreement, dated June 9, 2003, between the Company and Platinum Partners Value Arbitrage Fund LLP(incorporated by reference to Exhibit 10(viii) to the SB-2)

10.15	Loan Agreement, dated February 13, 2004, between the Company and Mark Nordlicht (incorporated by reference to Exhibit 10(ix)(a) to the SB-2)

10.16	$250,000 Promissory Note, dated February 13, 2004, from the Company to Mark Nordlicht (incorporated by reference to Exhibit 10(ix)(b) to the SB-2)

10.17	$250,000 Promissory Note Extension Agreement, dated September 9, 2004 (incorporated by reference to Exhibit 10(ix)(c) to the SB-2)

10.18	Loan Agreement, dated March 8, 2004, between the Company and Mark Nordlicht (incorporated by reference to Exhibit 10(x)(a) to the SB-2)

10.19	$50,000 Promissory Note, dated March 8, 2004, from the Company to Mark Nordlicht (incorporated by reference to Exhibit 10(x)(b) to the SB-2)

10.20	$50,000 Promissory Note Extension Agreement, dated September 9, 2004 (incorporated by reference to Exhibit 10(x)(c) to the SB-2)

10.21	Loan Agreement, dated March 22, 2004, between the Company and Mark Nordlicht (incorporated by reference to Exhibit 10(xi)(a) to the SB-2)

10.22	$5,621,753.18 Promissory Note, dated March 22, 2004, from the Company to Mark Nordlicht (incorporated by reference to Exhibit 10(xi)(b) to the SB-2)

10.23	Addendum to Loan Agreement, dated March 22, 2004 (incorporated by reference to Exhibit 10(xi)(c) to the SB-2)

10.24	Addendum to Promissory Note, dated March 22, 2004 (incorporated by reference to Exhibit 10(xi)(d) to the SB-2)

10.25	Revolving Credit Facility Agreement, dated April 15, 2004, between the Company and Mark Nordlicht (incorporated by reference to Exhibit 10(xii)(a) to the SB-2)

10.26	$50,000 Promissory Note, dated April 15, 2004, from the Company to Mark Nordlicht (incorporated by reference to Exhibit 10(xii)(b) to the SB-2)

10.27	Warrant Agreement for the Purchase of Common Stock (incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006)

10.28	Service and Repurchase Agreement (incorporated by reference to the Registrant's Current Report on Form 8-K, dated as of January 31, 2007

10.29	Code of Business Conduct and Ethics (Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2007)

10.30
Acquisition Agreement, dated March 23, 2007, between the Company, Peter Holmquist, Douglas Towne, and Joseph McHugh (incorporated by reference to the Registrant's Current Report on Form 8-K, dated as of March 23, 2007.

10.31
Release, Rescission and Termination Agreement, dated May 18, 2007, by and among Optionable, Inc., Peter Holmquist, Douglas Towne, Joseph McHugh and Nicole Troiani (incorporated by reference to the Registrant's Current Report on Form 8-K, dated as of May 18, 2007.

10.32	Separation and Release Agreement, dated July 25, 2007, by and among Optionable, Inc., Opex International, Inc., Kevin DeAndrea, Noah Rothblatt, Kevin Brennan and Nicole Troiani. (incorporated by reference to the Registrant's Current Report on Form 8-K, dated as of July 25, 2007).

10.33
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

10.34
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

10.35	Investor Rights Agreement, dated April 10, 2007, by and among Optionable, Inc., NYMEX Holdings, Inc., Mark Nordlicht, Kevin Cassidy and Edward O'Connor. (incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007)

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

10.40
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

10.45	Employment Agreement between Optionable, Inc. and Thomas Burchill dated as of January 28, 2009(incorporated by reference to the Registrant’s Current Report on Form 8-K dated as of February 2, 2009)

10.46	Letter Agreement dated as of January 15, 2009 with respect to compensation to Andrew Samaan (incorporated by reference to the Registrant’s Current Report on Form 8-K dated as of February 2, 2009)

10.47	Settlement and Voting Agreement between Optionable, Inc. and Mark Nordlicht dated as of February 26, 2009 (incorporated by reference to the Registrant’s Current Report on Firm 8-K dated as of February 27, 2009)

21*	Subsidiaries of the Company.

31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2*	Certification by Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2*	Certification by Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on April 15, 2010.

Optionable, Inc.

By:	/s/ Thomas F. Burchill
Thomas F. Burchill
Chief Executive Officer, President
and Director (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/Marc Andre Boisseau	Director	April 15 , 2010
Marc Andre Boisseau

/s/ Thomas F. Burchill	Chief Executive Officer, President, and Director	April 15, 2010
Thomas F. Burchill

/s/ Edward O’Connor	Director	April 15, 2010
Edward O’Connor

/s/ Andrew Samaan	Director	April 15, 2010
Andrew Samaan

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Optionable, Inc.

We have audited the accompanying consolidated balance sheets of Optionable, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Optionable, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations and uncertainty regarding pending legal matters raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters also are described in Note 1. The December 31, 2009 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants

New York, New York
April 12, 2010

OPTIONABLE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$4,231,534	$8,974,282
Refundable Income Taxes	933,662	958,294
Prepaid expenses	1,194,296	1,269,827
Total current assets	6,359,492	11,202,403

Total assets	$6,359,492	$11,202,403

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$608,270	$420,590
Due to stockholder	-	97,907
Income tax payable	-	83,555
	608,270	602,052

Due to stockholder, net of unamortized discount of $2,610,270 at December 31, 2008	-	2,426,240
Due to director, net of unamortized discount of $303,461 and $355,126
at December 31, 2009 and 2008, respectively	205,236	153,571
Total liabilities	813,506	3,181,863

Stockholders' Equity:
Preferred Stock; $.0001 par value, 5,000,000 shares authorized, none issued
and outstanding at December 31, 2009 and 2008	-	-
Common stock; $.0001 par value, 100,000,000 shares authorized,
52,428,203 issued and 48,328,328 and 52,423,403 outstanding
at December 31, 2009 and 2008, respectively	5,242	5,242
Additional paid-in capital	162,784,691	162,766,096
Treasury stock at cost, 4,099,875 and 4,800 shares at December 31, 2009 and 2008, respectively	(47,552)	(2,506)
Accumulated deficit	(157,196,395)	(154,748,292)

Total stockholders’ equity	5,545,986	8,020,540

Total liabilities and stockholders’ equity	$6,359,492	$11,202,403

See Notes to Consolidated Financial Statements.

OPTIONABLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31
	2009	2008

Operating expenses:
Selling, general and administrative	$2,359,622	$2,111,379
Research and development	-	659,211

Total operating expenses	2,359,622	2,770,590

Operating loss	(2,359,622)	(2,770,590)

Other income (expense):
Interest income	42,224	255,118
Interest expense to related parties	(155,379)	(383,894)
	(113,155)	(128,776)

Loss before income tax benefit	(2,472,777)	(2,899,366)

Income tax benefit	24,674	468,566

Net loss	$(2,448,103)	$(2,430,800)

Basic loss per common share	$(0.05)	$(0.05)

Diluted loss per common share	$(0.05)	$(0.05)

Basic weighted average common
shares outstanding	48,967,833	52,423,403

Diluted weighted average common shares outstanding	48,967,833	52,423,403

See Notes to Consolidated Financial Statements.

OPTIONABLE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
From January 1, 2008 to December 31, 2009

				Treasury
	Common Stock		Additional	Stock,	Accumulated
	Shares	$	Paid-in Capital	at Cost	Deficit	Total

Balance at January 1, 2008	52,423,403	$5,242	$162,743,356	$(2,506)	$(152,317,492)	$10,428,600

Fair value of options	-	-	22,740	-	-	22,740
Net loss	-	-	-	-	(2,430,800)	(2,430,800)
Ending balance, December 31, 2008	52,423,403	5,242	162,766,096	(2,506)	(154,748,292)	8,020,540

Fair value of options	-	-	18,595	-	-	18,595
Repurchase of shares				(45,046)		(45,046)
Net loss	-	-	-	-	(2,448,103)	(2,448,103)
Ending balance, December 31, 2009	52,423,403	$5,242	$162,784,691	$(47,552)	$(157,196,395)	$5,545,986

See Notes to Consolidated Financial Statements.

OPTIONABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(2,448,103)	(2,430,800)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	-	161,806
Amortization of debt discount	155,379	383,894
Provision for doubtful accounts	80,000	(35,368)
Fair value of warrants and options	18,595	22,740
Changes in operating assets and liabilities:
Accounts receivable	-	35,368
Prepaid and other assets	75,531	(862,291)
Accounts payable and accrued expenses	187,680	(6,751)
Due to stockholder	(97,907)	97,907
Deferred tax assets		281,356
Income tax payable	(88,078)	83,555
Recoverable income taxes	29,155	1,323,139

Net cash used in operating activities	(2,087,748)	(945,445)

Cash flows used in investing activities:
Purchases of notes receivable	(80,000)	-

Net cash used in investing activities	(80,000)	-

Cash flows from financing activities:

Repurchase of shares of common stock	(45,046)	-
Principal repayment of due to stockholder	(2,529,954)	-

Net cash used in financing activities	(2,575,000)	-

Net decrease in cash	(4,742,748)	(945,445)

Cash, beginning of year	8,974,282	9,919,727

Cash, end of year	$4,231,534	$8,974,282

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

Noncash investing and financing activities:

Disposition of property and equipment in connection with
cancellation of lease	$-	$24,425

See Notes to Consolidated Financial Statements.

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

The Company has not generated any revenues since the third quarter of 2007 as a result of the suspension of the business relationship by its largest customer and the succession of events since then. In addition, the matters discussed in Note 11 and Item 3 of Part II of this Annual Report "Legal Proceedings" have had a significant adverse impact on its business and future results of operations and financial condition.

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

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of consolidation

The accompanying consolidated financial statements include the results of operations of Opex International, Inc. and Hydra Commodity Services, Inc. during 2009 and 2008. All material intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents.

The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 between January 2007 and October 2008 and $250,000 for interest-bearing accounts and an unlimited amount for noninterest-bearing accounts after October 2008. During 2009 and 2008, the Company has reached bank balances exceeding the FDIC insurance limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden failure of such financial institutions. The Company’s cash and cash equivalents held at financial institutions exceeding the FDIC insurance limit amount to $ 937,000 and $7.3 million at December 31, 2009 and 2008, respectively.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2009 and 2008, with the exception of its due to stockholder and due to director.  The carrying amount of the due to director at December 31, 2009 and 2008 and due to stockholder at December 31, 2008, approximate their respective fair value based on the rate at which the Company was able to settle its due to stockholder in February 2009.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of December 31, 2009 and 2008, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, ASC 825-10-25, “Fair Value Option,” was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

Income Taxes

Income taxes are accounted for in accordance with "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or all deferred tax assets will not be realized. Penalties and interest on underpayment of taxes are reflected in the Company’s effective tax rate.

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

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options amounted to 1,233,000 and 983,000,000 at December 31, 2009 and 2008, respectively. The outstanding warrants amounted to 100,000 at December 31, 2009 and 2008. The options and warrants outstanding at December 31, 2009 and 2008, respectively, have been excluded from the computation of diluted earnings per share due to their antidilutive effect.

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

Recent Accounting Pronouncements

-
On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with its annual report for the year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of:

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;
	Management’s assessment of the effectiveness of its internal control over financial reporting as of year- end; and
	The framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

During 2009, FASB has issued a number of updates to its accounting standards codification, none of which are expected to significantly impact the Company’s presentation or accounting treatment for a particular event or transactions.
Note 3- Prepaid expenses

Prepaid expenses primarily consists of retainers paid to certain law firms which represent the Company and certain former and current directors in connection with legal proceedings which are described in Note Litigation and contingencies.

Note 4- Notes receivable

The Company purchased five notes receivable aggregating $80,000 from its former chief technology officer and an affiliate.  The notes can be either redeemed in cash or in kind for services performed, at the Company’s option.  The notes can be redeemed in cash by January 2010 or within a year from issuance if redeemed in-kind.

The Company has not received payment on the first four notes, has extended their maturity to January 2010 and believes that it is unlikely that it will collect on the remaining notes and has provided for an allowance for doubtful accounts on all the notes at December 31, 2009.

Note 5-Due to Related Parties

The terms and amounts of due to related parties at December 31, 2009 and 2008, respectively, are as follows:

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During 2009, the Company satisfied its obligations under the due to Stockholder and former Chairman of the Board by paying him $2,575,000, including the repurchase of 4,095,075 shares of the Company’s common stock, valued at approximately $45,000 based on the closing price of the Company’s stock on the date of repurchase.

	December 31, 2009	December 31, 2008

	$-	$5,044,510
Discount, using initial implied rate of 12%	-	(2,618,270)
	$-	$2,426,240

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

	December 31, 2009	December 31, 2008

	$508,697	$508,697
Discount, using initial implied rate of 12%	(303,461)	(355,126)
	$205,236	$153,571

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

The amortization of the discount on the due to related parties amounted to approximately $155,000 and $384,000 during 2009 and 2008, respectively.

At December 31, 2008, the Company owed approximately $98,000 to a Stockholder for certain legal fees incurred and paid by such Stockholder for matters discussed in Note []of the financial statements.  As of December 31, 2009, the Company satisfied its obligation to the Stockholder.

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10- Stockholders' Equity

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

During 2009 and 2008, the Company recorded share-based payment expenses amounting to approximately $19,000 and $23,000, respectively, in connection with all options outstanding at the respective measurement dates. The amortization of share-based payment was recorded in selling, general, and administrative expenses during 2009 and 2008.

The fair value of the options is based on the Black Scholes Model using the following assumptions :

2009

Exercise price:	$0.016-$0.025
Market price at date of grant:	$0.016-$0.025
Volatility:	104.5%
Expected dividend rate:	0%
Expected terms:	3.3 years
Risk-free interest rate:	1.22-1.44%

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10- Stockholders' Equity-continued

A summary of the activity during 2009 and 2008 of the Company’s stock option plan is presented below:

		Weighted	Aggregate
		Average	Intrinsic
	Options	Exercise Price	Value

Outstanding at January 1, 2008	1,363,000	$0.36

Granted	-	-
Exercised	-	-
Expired or cancelled	(380,000)	-
Outstanding at December 31, 2008	983,000	0.46

Granted	500,000	.021
Exercised	-	-
Expired or cancelled	(250,000)	.09
Outstanding at December 31, 2009	1,233,000	$0.36	$4,250

Exercisable and vested at December 31, 2009	1,033,000	$0.43	$2,550

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10- Stockholders' Equity-continued

The weighted-average remaining contractual term of the options are as follows:

Options outstanding at December 31, 2009:

Weighted-average remaining contractual term	Number of options	Weighted-average exercise price
Earlier of termination for cause or death	283,000	$1.31
4.69 years	950,000	0.08

Options exercisable and vested at December 31, 2009:

Weighted-average remaining contractual term	Number of options	Weighted-average exercise price
Earlier of termination for cause or death	283,000	$1.31
3.66 years	750,000	0.109

The following activity occurred under our plan:

	2009	2008
Weighted-average grant-date fair value of options granted	$0.015	N/A
Aggregate intrinsic value of options exercised	N/A	N/A
Fair value of options recognized as expense:	$19,000	$23,000

The total compensation cost related to nonvested options not yet recognized amounted to approximately $4,000 at December 31, 2009 and the Company expects that it will be recognized over the following weighted-average period of 15 months.

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

Note 11- Litigation and Contingencies

Regulatory Matters

Commodity Futures Trading Commission v. Cassidy et al.
On November 18, 2008, the Commodity Futures Trading Commission (“CFTC”) filed a complaint in the United States District Court for the Southern District of New York, against the Company; former employees of the Company, including its former Chief Executive Officer, Kevin Cassidy, and its former President (currently a Director), Edward O’Connor; and two former employees of BMO, David Lee and Robert Moore.  The CFTC claims that the Company is liable for violations of Section 4c(b) of the Commodity Exchange Act (“CEA”) and CFTC Regulations 33.10(a),(b) and (c).  The CFTC seeks a permanent injunction restraining and enjoining the Company and other defendants from directly or indirectly violating these provisions.  The CFTC further seeks an order directing the Company and other defendants to pay civil monetary penalties, in an undetermined amount.  The Company is unable to predict the outcome of this matter

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11- Litigation and Contingencies-continued

CMEG NYMEX Inc. v. Optionable, Inc. et. al.

On April 10, 2009, NYMEX filed a complaint against the Company, several past and present officers and directors (one of whom is a current director), and other defendants in the United States District Court for the Southern District of New York.  The complaint claims that defendants are liable for securities and common-law fraud, negligent misrepresentation, and breach of warranty in connection with an April 2007 transaction in which several individual  who were officers and directors of the Company at the time sold shares in it to NYMEX and the Company issued NYMEX warrants for the purchase of additional shares.  The complaint seeks rescission, compensatory damages of at least $28.5 million, and punitive damages of $28.5 million.  The Company is unable to predict the outcome of this matter.

Bank of Montreal v. Optionable, Inc. et al.

On August 28, 2009, the Bank of Montreal (“BMO”) filed a complaint against the Company and other defendants in the United States District Court for the Southern District of New York.  The other defendants include  former employees Scott Connor and Ryan Woodgate, former chief executive officer Kevin Cassidy, former chairman Mark Nordlicht, and former president Edward O’Connor, (and currently a Director) of the Company, as well as MF Global Inc. and two of its current or former employees.  The complaint claims that the Company is liable for fraud, negligent misrepresentation, breach of fiduciary duty, and breach of contract.  It demands compensatory and punitive damages in an undetermined amount, and it demands indemnification from the Company for certain of BMO’s trading losses and attorneys’ fees.  The Company is unable to predict the outcome of this litigation.

Claims from former employee

On December 9, 2009, Scott Connor, a co-defendant in the BMO action, filed cross-claims against the Company.  Connor claims rights to indemnity and contribution from the Company for any liability he may have to BMO.  He also lays claims of breach of contract, quantum meruit, and unjust enrichment, on the basis of an allegation that the Company failed to pay him the full amount of salary and commissions that was due to him for 2007.  The court has postponed the Company's response to Connor’s cross-claims until it has resolved the motions to dismiss filed by the Company and by the other defendants in the BMO action.

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

While the Company intends to defend itself vigorously against such claims and cross-claims, there exists the possibility of adverse outcomes that the Company cannot determine.  These matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12-Income Taxes

The components of the benefit for income taxes are as follows:

	2009	2008
Current:
Federal	$24,6741	$876,661
State	-	(126,849)

Total current	24,674	749,812

Deferred:
Federal	-	(221,245)
State	-	(60,111)
	-	(281,356)

Total benefit (provision) for income taxes	$24,674	$468,566

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	2009	2008
ed Federal statutory taxes	( 35.0%)	(35.0)%
Stat State income taxes, net of federal tax benefit	(5.7)	(5.7)
Cha Change in valuation allowance	(8.0	18.9
Permanent differences (taxable gain on extinguishment of due to Stockholder in 2009)	48.8	5.6
	(0.01)%	(16.2)%

The tax effects of principal temporary differences between the carrying amount of assets and their tax bases are summarized below.

Management believes it is more likely than not that it will be able to offset certain deductions associated with these deferred tax assets to its prior or future years’ taxable income:

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the deferred tax assets are as follows:

	December 31,	December 31,
	2009	2008

Allowance for bad debt	$179,465	$260,865
Accrued expenses	-	48,840
State income tax carryforward	10,000	225,949
Intangible assets, net of amortization	132,593	143,807
	322,058	679,461
Valuation Allowance	(322,058)	(679,461)
Tot Total deferred tax assets- current	$-	$-

The recoverable income tax amounting to approximately $900,000 is recoverable from applications for carryback refund from the Company’s 2006 federal tax returns.

The Company has net operating losses of approximately $2.6 million for both federal and state tax purposes.

The valuation allowance of deferred tax assets increased by approximately $350,000 during 2009and 2008, respectively.

Note 13 – Subsequent Events

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date of December 31, 2009 through April 15, 2010, which is the date the financial statements were issued.