Form 10-Q
period 2010-03-31
Optionable Inc
filed 2010-05-17
CIK 1303433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of outstanding shares of the registrant’s Common Stock as of May 14, 2010 is 48,328,328.

OPTIONABLE, INC.

OPTIONABLE, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
ASSETS	(Unaudited)	(Audited)

Current Assets:
Cash and cash equivalents	$4,314,416	$4,231,534
Recoverable income taxes	152,245	933,662
Prepaid expenses	1,196,710	1,194,296
Total current assets	5,663,371	6,359,492
Total assets	$5,663,371	$6,359,492

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$546,978	$608,270
Total current liabilities	546,978	608,270
Due to director, net of unamortized discount of $289,550 and $303,461
at March 31, 2010 and December 31, 2009, respectively	$219,145	205,236
Total liabilities	766,123	813,506

Stockholders' Equity:
Preferred Stock; $.0001 par value, 5,000,000 shares authorized, none issued
and outstanding at March 31, 2010 and December 31, 2009	-	-
Common stock; $.0001 par value, 100,000,000 shares authorized,
52,428,203 issued and 48,328,328 outstanding at March 31, 2010 and December 31, 2009	5,242	5,242
Additional paid-in capital	162,785,629	162,784,691
Treasury stock at cost, 4,099,875 shares	(47,552)	(47,552)
Accumulated deficit	(157,846,071)	(157,196,395)

Total stockholders’ equity	4,897,248	5,545,986
Total liabilities and stockholders’ equity	$5,663,371	$6,359,492

See notes to unaudited consolidated financial statements

OPTIONABLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three-month period ended
	March 31
	2010	2009
	(Unaudited)	(Unaudited)

Operating expenses:
Selling, general and administrative	$786,612	$1,062,815

Total operating expenses	786,612	1,062,815

Operating loss	(786,612)	(1,062,815)

Other income (expense):
Interest income	2,933	27,685
Interest expense to related parties	(13,909)	(116,058)
	(10,976)	(88,373)

Loss before income tax	(797,588)	(1,151,188)

Income tax benefit (provision)	147,912	(478,622)
Income tax benefit (provision)	147,912	(478,622)

Net loss	$(649,676)	$(1,629,810)

Basic loss per common share	$(0.01)	$(0.03)

Diluted loss per common share	$(0.01)	$(0.03)

Basic weighted average common
shares outstanding	48,328,328	50,921,876

Diluted weighted average common shares outstanding	48,328,328	50,921,876

See notes to unaudited consolidated financial statements

OPTIONABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the period ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(649,676)	(1,629,810)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Amortization of debt discount	13,909	116,058
Fair value of options	938	6,310
Changes in operating assets and liabilities:
Prepaid and other assets	(2,414)	-
Other current assets	-	16,277
Accounts payable and accrued expenses	(61,292)	120,539
Due to stockholder	-	(97,907)
Income tax payable	-	395,067
Recoverable income taxes	781,417	49,306

Net cash provided by (used in) operating activities	82,882	(1,024,160)

Cash flows used in investing activities:
Purchase of notes receivable	-	(60,000)

Net cash used in investing activities	-	(60,000)

Cash flows from financing activities:

Repurchase of shares of common stock		(45,046)
Principal repayment of due to stockholder		(2,529,954)

Net cash used by financing activities	-	(2,575,000)

Net increase/(decrease) in cash	82,882	(3,659,160)

Cash, beginning of period	4,231,534	8,974,282

Cash, end of period	$4,314,416	$5,315,122

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

See notes to unaudited consolidated financial statements

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

We have not generated any revenues since the third quarter of 2007 as a result of the suspension of the business relationship with us by our largest customer together with the combined succession of events since then. In addition, the matters discussed in Item 1 of Part II of this Report, "Legal Proceedings", have had a significant adverse impact on our business, including current and, likely, future results of operations and financial condition. Our management continues to seek out possible business transactions and new business relationships.

The Company is a defendant to three significant legal proceedings, one from the Commodities and Futures Trade Commission (“CFTC”), another from its largest stockholder, Chicago Mercantile Exchange/ New York Mercantile Exchange (“NYMEX”), and a third one from its former largest customer, Bank of Montreal (“BMO”).  Also named in such lawsuits, among others, are: one of the Company’s current board members and former president, as well as the Company’s former chief executive officer.  The Company’s former chairman is a defendant in the latter two proceedings.  Additionally, the Company’s former chief executive officer and former president (who is a current board member) are defendants in a claim made by the Securities and Exchange Commission.  Furthermore, the US Department of Justice has indicted the Company’s former chief executive officer.

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Principles of consolidation

The accompanying consolidated financial statements include the results of operations of Opex International, Inc. and Hydra Commodity Services, Inc. for the three-month period ended March 31, 2009. These subsidiaries were dissolved in December 2009 and January 2010, respectively.  All material intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2010 is not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

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

The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 between January 2007 and October 2008 and $250,000 for interest-bearing accounts and an unlimited amount for noninterest-bearing accounts after October 2008. During the three-month periods ended March 31, 2010 and March 31, 2009, the Company has reached bank balances exceeding the FDIC insurance limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden failure of such financial institutions.  The Company’s cash and cash equivalents held at financial institutions exceeding the FDIC insurance limit amounted to $1.6 million and $937,000 at March 31, 2010 and December 31, 2009, respectively.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted Financial Accounting Statement Board (“FASB”) Accounting Standard Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of March 31, 2010 and December 31, 2009, with the exception of its due to director.  The carrying amount of the due to director at March 31, 2010 and December 31, 2009 approximate the fair value based on the rate at which the Company was able to settle its due to stockholder in February 2009.

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of March 31, 2010 and December 31, 2009, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options amounted to 1,233,000 at March 31, 2010 and December 31, 2009, respectively. The outstanding warrants amounted to 100,000 at March 31, 2010 and December 31, 2009. The options and warrants outstanding at March 31, 2010 and December 31, 2009, respectively, have been excluded from the computation of diluted earnings per share due to their antidilutive effect.

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

Contingencies

The outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. FASB ASC 450-20-25-2 “ Contingencies- Loss Contingencies-Recognition”, requires that an estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred.

In determining whether a loss should be accrued the Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. While the Company believes that it will continue to incur losses from such legal proceedings, it is unable to make a reasonable estimate of the amount of loss.

Recent Accounting Pronouncements

-
On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with its annual report for the year ending December 31, 2007, the Company has been required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of:

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	Management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;
•	Management’s assessment of the effectiveness of its internal control over financial reporting as of year- end; and
•	The framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, the Company is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

During 2009 and the first quarter of 2010, FASB has issued a number of updates to its accounting standards codification, none of which are expected to significantly impact the Company’s presentation or accounting treatment for a particular event or transactions.

Note 3- Prepaid expenses

Prepaid expenses primarily consists of retainers paid to certain law firms which represent the Company and certain former and current directors and officers in connection with legal proceedings which are described in Note Litigation and contingencies.

Note 4- Notes receivable

The Company purchased five notes receivable aggregating $60,000 from its former chief technology officer and an affiliate during the three-month period ended March 31, 2009.  The notes can be either redeemed in cash or in kind for services performed, at the Company’s option.

The Company did not receive payment on the first four notes, extended their maturity to January 2010 and believes that it is unlikely that it will collect on the remaining notes and has provided for an allowance for doubtful accounts on all the notes at March 31, 2010.

Note 5-Due to Related Parties

The terms and amounts of due to related parties at March 31, 2010 and December 31, 2009 are as follows:

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

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31,	December 31,
	2010	2009

	$508,697	$508,697
Discount, using initial implied rate of 12%	(289,552)	(303,461)
	$219,145	$205,236

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

The amortization of the discount on the due to related parties amounted to approximately $14,000 and $116,000 during the three-month periods ended March 31, 2010 and 2009, respectively.

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

The Company granted no options during the three-month period ended March 31, 2010.

The fair value of the options granted during the three-month period ended March 31, 2009 is based on the Black Scholes Model using the following assumptions:

Exercise price :	$0.016 - $0.025
Market price at date of grant :	$0.016 - $0.025
Volatility :	104.5%
Expected dividend rate:	0%
Expected terms:	3.3 years
Risk-free interest rate:	1.22 – 1.44%

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following activity occurred under our plan:

	Three-month periods ended March 31,
	2010	2009
Weighted-average grant-date fair value of options granted	N/A	$0.95
Fair value of options recognized as expense:	$938	$6,310

The total compensation cost related to nonvested options not yet recognized amounted to approximately $3,000 at March 31, 2010 and the Company expects that it will be recognized over the following weighted-average period of 10 months.

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

Note 8-Income Taxes

The components of the benefit (provision) for income taxes are as follows:

	Three month period ended	Three month period ended
	March 31, 2010	March 31, 2009

Current and deferred:
Federal	$147,912	$(478,622)
State	( -)	( -)
Total benefit (provision) for income taxes	$147,912	$(478,622)

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

  A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Three-month period ended March 31,
	2010	2009
Federal statutory taxes	(35.0)%	(35.0)%
State income taxes, net of federal tax benefit	(5.7)%	(5.7)
Utilization of state net operating loss	5.7%	5.7
Temporary difference	16.5%	-
Permanent differences (taxable gain on extinguishment of due to Stockholder in 2009)	-	76.5
	(18.5)%	41.5%

The recoverable income tax amounting to approximately $150,000 is recoverable from applications for carryback refund from the Company’s 2006 federal tax returns.

The Company has net operating losses of approximately $2.6 million for both federal and state tax purposes.

Note 9 – Subsequent Events

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date of March 31, 2010 through May 14, 2010, which is the date the financial statements were issued.

The Company did not have any material subsequent events to disclose.

OPTIONABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Optionable, Inc. (the “Company”) was formed in Delaware in February 2000. Between April 2001 and July 2007, a substantial portion of the Company’s revenues were generated from providing energy derivative brokerage services to brokerage firms, financial institutions, energy traders, and hedge funds worldwide.

The Company has not generated any revenues since the third quarter of 2007 as a result of the suspension of the business relationship by its largest customer and the succession of events since then. In addition, the matters discussed in Note 11 and Item 1 of Part II of this Report "Legal Proceedings" have had a significant adverse impact on its business and future results of operations and financial condition.

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

Three-month Periods Ended March 31, 2010 and 2009

Results of Operations
(Unaudited)

			Increase/	Increase/
	For the period ended		(Decrease)	(Decrease)
	March 31,		in $ 2010	in % 2010
	2010	2009	vs 2009	vs 2009

Operating expenses:
Selling, general and administrative	786,612	1,062,815	(276,203)	-26.0%

Total operating expenses	786,612	1,062,815	(276,203)	-26.0%

Operating loss	(786,612)	(1,062,815)	276,203	-26.0%

Other income (expense):
Interest income	2,933	27,685	(24,752)	-89.4%
Interest expense-related parties	(13,909)	(116,058)	(102,149)	-88.0%
	(10,976)	(88,373)	(77,397)	87.6%

Net loss before income tax	(797,588)	(1,151,188)	353,600	-30.7%

Income tax benefit (provision)	147,912	(478,622)	626,534	NM

Net Loss	$(649,676)	$(1,629,810)	$980,134	60.1%

NM: Not meaningful

Selling, general, and administrative expenses

Selling, general, and administrative expenses consists primarily of legal fees, incurred in connection with the Company’s attention to matters described in Part II, Item 1- Legal Proceedings, expenses incurred in connection with the handling of certain matters which occur during the course of our operations and compensation of personnel supporting our operations.

The decrease in selling, general and administrative expenses during the three month period ending March 31, 2010, when compared to the prior year period is primarily due to the following:

- Lower legal fees were incurred in connection with the number of litigations handled during the three month period ending March 31, 2010 and due to the timing of legal fees incurred in connection with our annual meeting of stockholders in March 2009 and the satisfaction of our obligations to Mark Nordlicht, a stockholder and our former Chairman of the Board, which occurred in February 2009.

As a result of the matters discussed above and in Item 1 of Part II of this Report, we believe that our legal fees for 2010 will continue to constitute a large share of our selling, general, and administrative expenses.

Interest income

Interest income consists primarily of interest earned on interest-bearing cash and cash equivalents. The decrease in interest income during the  three-month period ended March 31, 2010 when compared to the prior year period is primarily due to a decrease in interest rate we earned as well as a lower weighted average interest-bearing cash balance.

Interest expense to related parties

Interest expense to related parties consists of interest charges associated with amounts due to related parties, including Mark Nordlicht, our former Chairman of the Board and Edward O’Connor, our former President and current Director. The decrease in interest expense to related parties during the three-month period ended March 31, 2010 is primarily due to a higher weighted average debt balance outstanding during the three-month period ended March 31, 2009.  No such loss occurred during 2010.

Income tax

Income tax benefit/expense consists of federal and state current and deferred income tax or benefit based on our net income. The variation in income tax provision during the three-month period ended March 31, 2010 when compared to the income tax benefits expense we incurred during the comparable prior year periods is primarily due to a tax gain of $2.5 million we incurred on the satisfaction of the due to Mark Nordlicht, offset by taxable losses resulting from our expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance as of March 31, 2010 amounts to approximately $4.3 million.

During the three-month period ended March 31, 2010, we generated cash from operating activities of approximately $83,000, primarily resulting from:

•	net loss of approximately $650,000 and
•	a decrease in recoverable taxes of approximately $780,000 resulting from the receipt of approximately $930,000 in tax refund, offset by an accrual of approximately $150,000

During the three-month period ended March 31, 2009, we used cash for operating activities of approximately $1.0 million, primarily resulting from:

•	net loss of approximately $1.6 million, adjusted for the amortization of debt discount of approximately $116,000 and $162,000;
•
a decrease  in recoverable income taxes resulting from the reimbursement during 2009 of the 2007 federal and estimated tax payments offset by the current year tax benefits resulting from operating losses; and

•
An decrease of approximately $98,000 of the due to stockholder, which consists of legal fees incurred and paid by Mark Nordlicht, a stockholder, in his defense in connection with certain legal matters disclosed in Item 1 of Part 2 of this report, to whom the Company provides indemnification pursuant to its by-laws.

During the three-month period ended March 31, 2009, we used cash in investing activities, resulting from purchases of three notes receivable aggregating $60,000, which were written-off during the same period;

During the three-month period ended March 31,2009, we satisfied our obligations of approximately $5.0 million to Mark Nordlicht, and repurchased 4,095,075 shares of our common stock for a consideration aggregating $2,575,000.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of significant accounting policies is included in Note 2 of the audited financial statements included in this Report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition. Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for us include the following:

Contingencies

The outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. FASB ASC 450-20-25-2 “ Contingencies- Loss Contingencies-Recognition”, requires that an estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred.

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

Recent Accounting Pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with its annual report for the year ending December 31, 2007, the Company has been required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of:

•	Management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;
•	Management’s assessment of the effectiveness of its internal control over financial reporting as of year- end; and
•	The framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, the Company is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

During 2009 and the first quarter 2010, FASB has issued a number of updates to its accounting standards codification, none of which are expected to significantly impact the Company’s presentation or accounting treatment for a particular event or transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

n/a

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, our President and Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our President and Chief Executive Officer and our Principal Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to our President and Chief Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Effective April 1, 2010, we no longer have a Chief Financial Officer, who was responsible for managing and monitoring our financial reporting and certain operational controls.  This results in a lapse in our internal controls over financial reporting.  We will consider alternatives to mitigate any negative impact on our internal controls over financial reporting resulting from the Chief Financial Officer’s termination.  This could include hiring a new Chief Financial Officer or outsourcing our financial reporting obligations and certain operational controls to a third party. We will consider the cost and benefits associated with such alternatives.  Until we evaluate such alternatives, we may encounter problems or delays in completing activities necessary to make an assessment of our internal controls over financial reporting. As a result, investor confidence and share value may be negatively impacted. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

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

May 14, 2010

Optionable, Inc.

	By:	/s/ Thomas F. Burchill

Thomas F. Burchill

Chief Executive Officer and President

(Principal Executive Officer)