Form 10-Q
period 2010-06-30
Optionable Inc
filed 2010-08-23
CIK 1303433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2010.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ___________ to ___________

Commission File Number: 000-51837

OPTIONABLE, INC. (Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2219407
(State or Other Jurisdiction of Incorporation or	(IRS Employer Identification No.)
Organization)

55 St. Marks Place, Suite 4, New York, NY	10003
(Address of Principal Executive Offices)	(Zip Code)

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

The number of outstanding shares of the registrant’s Common Stock as of August 16, 2010 is 48,328,328.

OPTIONABLE, INC.
INDEX

OPTIONABLE, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$4,011,609	$4,231,534
Recoverable income taxes	152,245	933,662
Prepaid expenses	1,173,016	1,194,296
Total current assets	5,336,870	6,359,492

Total assets	$5,336,870	$6,359,492

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$788,499	$608,270
Total current liabilities	788,499	608,270

Due to director, net of unamortized discount of $275,220 and $303,461 at June 30, 2010 and December 31, 2009, respectively	233,476	205,236
Total liabilities	1,021,975	813,506

Stockholders' Equity:
Preferred Stock; $.0001 par value, 5,000,000 shares authorized, none issued and outstanding at June 30, 2010 and December 31, 2009	-	-
Common stock; $.0001 par value, 100,000,000 shares authorized, 52,428,203 issued and 48,328,328 outstanding at June 30, 2010 and December 31, 2009	5,242	5,242
Additional paid-in capital	162,787,996	162,784,691
Treasury stock at cost, 4,800 shares	(47,552)	(47,552)
Accumulated deficit	(158,430,791)	(157,196,395)

Total stockholders’ equity	4,314,895	5,545,986

Total liabilities and stockholders’ equity	$5,336,870	$6,359,492

See Notes to Unaudited Financial Statements

OPTIONABLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three-month period ended		For the six-month period ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses:
Selling, general and administrative	$572,781	$1,212,833	$1,359,392	$2,275,648

Total operating expenses	572,781	1,212,833	1,359,392	2,275,648

Operating Loss	(572,781)	(1,212,833)	(1,359,392)	(2,275,648)

Other income (expense):
Interest income	2,391	7,006	5,324	34,691
Interest expense to related parties	(14,331)	(12,718)	(28,240)	(128,776)
	(11,940)	(5,712)	(22,916)	(94,085)

Loss before income tax	(584,721)	(1,218,545)	(1,382,308)	(2,369,733)

Income tax benefit - current (provision)	-	216,818	147,912	(261,804)
Income tax benefit (provision)	-	216,818	147,912	(261,804)

Net loss	$(584,721)	$(1,001,727)	$(1,234,396)	$(2,631,537)

Basic earnings per common share	$(0.01)	$(0.02)	$(0.03)	$(0.05)

Diluted earnings per common share	$(0.01)	$(0.02)	$(0.03)	$(0.05)

Basic weighted average common shares outstanding	48,328,328	48,328,328	48,328,328	49,617,937

Diluted weighted average common shares outstanding	48,328,328	48,328,328	48,328,328	49,617,937

See Notes to Unaudited Financial Statements

OPTIONABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six-month period ended
	June 30,
	2010	2009
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(1,234,396)	$(2,631,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	28,240	128,776
Provision for doubtful accounts	-	75,000
Fair value of warrants and options	3,305	12,932
Changes in operating assets and liabilities:
Prepaid and other assets	21,280	-
Other current assets	-	84,087
Accounts payable and accrued expenses	180,229	113,903
Due to stockholder	-	(97,907)
Income tax payable	-	178,249
Recoverable income taxes	781,417	49,306

Net cash used in operating activities	(219,925)	(2,087,191)

Cash flows used in investing activities:
Purchase of notes receivable	-	(75,000)

Net cash used in investing activities	-	(75,000)

Cash flows from financing activities:

Repurchase of shares of common stock	-	(45,046)
Principal repayment of due to stockholder	-	(2,529,954)

Net cash used in financing activities	-	(2,575,000)

Net decrease in cash	(219,925)	(4,737,191)

Cash, beginning of period	4,231,534	8,974,282

Cash, end of period	$4,011,609	$4,237,091

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

See Notes to Unaudited Financial Statements

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

The Company has not generated any revenues since the third quarter of 2007 as a result of the termination of the business relationship with it by its largest customer together with the combined succession of events since then. In addition, the matters discussed in Item 1 of Part II of this Report, "Legal Proceedings", have had a significant adverse impact on its business, including current and, likely, future results of operations and financial condition. The Company’s management continues to seek out possible business transactions and new business relationships.

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

Principles of consolidation

The accompanying consolidated financial statements include the results of operations of Opex International, Inc. and Hydra Commodity Services, Inc. for the six-month period ended June 30, 2010. These subsidiaries were dissolved in December 2009 and January 2010, respectively.  All material intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2010 is not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.  The accompanying consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2009 which was filed on April 15, 2010.

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

The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 between January 2007 and October 2008 and $250,000 for interest-bearing accounts and an unlimited amount for noninterest-bearing accounts after October 2008. During the six-month periods ended June 30, 2010 and June 30, 2009, the Company has reached bank balances exceeding the FDIC insurance limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden failure of such financial institutions.  The Company’s cash and cash equivalents held at financial institutions exceeding the FDIC insurance limit amounted to $1.6 million and $937,000 at June 30, 2010 and December 31, 2009, respectively.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2010 and December 31, 2009, with the exception of its due to director.  The carrying amount of the due to director at June 30, 2010 and December 31, 2009 approximate the fair value based on the rate at which the Company was able to settle its due to stockholder in February 2009.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of June 30, 2010 and December 31, 2009, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition, ASC 825-10-25, “Fair Value Option,” was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its qualifying financial instruments.

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

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options amounted to 1,733,000 and 1,233,000 at June 30, 2010 and June 30, 2009, respectively. The outstanding warrants amounted to 100,000 at June 30, 2010 and 2009.  The options and warrants outstanding at June 30, 2010 and June 30, 2009, respectively, have been excluded from the computation of diluted earnings per share due to their antidilutive effect.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2- Summary of Significant Accounting Policies-continued

Stock Compensation

Under ASC 718-  Compensation-Stock Compensation, companies are required to measure the costs  of  stock-based  compensation  arrangements  based  on  the grant-date  fair value and recognize the costs in the financial  statements over the period during which employees are required to provide services. Stock-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the SEC issued SAB 107. SAB 107 expresses views of the staff regarding the interaction between ASC 718 and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. Compensation cost is measured on the date of grant as its fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

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

Recent Accounting Pronouncements

 In October 2009, the FASB issued guidance for amendments to FASB Emerging Issues Task Force on EITF Issue No. 09-1 “Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing” ( Subtopic 470-20 ) “Subtopic”. This accounting standards update establishes the accounting and reporting guidance for arrangements under which own-share lending arrangements issued in contemplation of convertible debt issuance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. Earlier adoption is not permitted. Management believes this Statement will have no impact on the consolidated financial statements of the Company once adopted.

In December 2009, the FASB issued guidance for Consolidations – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ( Topic 810 ). The amendments in this update are a result of incorporating the provisions of SFAS No. 167, Amendments to FASB Interpretation No. 46(R). The provisions of such Statement are effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009. Earlier adoption is not permitted. The presentation and disclosure requirements shall be applied prospectively for all periods after the effective date. Management believes this Statement will have no impact on the consolidated financial statements of the Company once adopted.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements, which enhances the usefulness of fair value measurements. The amended guidance requires both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements. The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The Company does not anticipate that this pronouncement will have a material impact on its results of operations or financial position.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

Note 3- Prepaid expenses

Prepaid expenses primarily consists of retainers paid to certain law firms which represent the Company and certain former and current directors and officers in connection with legal proceedings which are described in Note 7 “Litigation and Contingencies”.

Note 4- Notes receivable

The Company purchased five notes receivable aggregating $80,000 from its former chief technology officer and an affiliate.  The notes can be either redeemed in cash or in kind for services performed, at the Company’s option.

The Company did not receive payment on the notes and has provided for an allowance for doubtful accounts on all the notes at June 30, 2010.

Note 5- Due to Related Parties

The terms and amounts of due to related parties at June 30, 2010 and December 31, 2009 are as follows:

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

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	June 30,	December 31,
	2010	2009

	$508,697	$508,697
Discount, using initial implied rate of 12%	(275,221)	(303,461)
	$233,476	$205,236

The amortization of the discount on the due to related parties amounted to approximately $28,000 and $129,000 during the six-month periods ended June 30, 2010 and 2009, respectively.

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

The Company granted 500,000 options during the six-month period ended June 30, 2010 and June 30, 2009.

The fair value of the options granted during the six-month period ended June 30, 2010 is based on the Black Scholes Model using the following assumptions:

Exercise price :	$0.015

Market price at date of grant :	$0.015

Volatility :	162%

Expected dividend rate:	0%

Expected terms:	5 years

Risk-free interest rate:	2.12%

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of the options granted during the six-month period ended June 30, 2009 is based on the Black Scholes Model using the following assumptions:

Exercise price :	$0.016 - $0.025

Market price at date of grant :	$0.016 - $0.025

Volatility :	104.5%

Expected dividend rate:	0%

Expected terms:	3.3 years

Risk-free interest rate:	1.22 – 1.44%

The following activity occurred under our plan:
	Six-month periods ended June 30,
	2010	2009
Weighted-average grant-date fair value of options granted	$0.014	$0.015
Fair value of options recognized as expense:	$3,305	$12,932

The total compensation cost related to nonvested options not yet recognized amounted to approximately $7,000 at June 30, 2010 and the Company expects that it will be recognized over the following weighted-average period of 20 months.

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

On August 28, 2009, the Bank of Montreal (“BMO”) filed a complaint against the Company and other defendants in the United States District Court for the Southern District of New York.  The other defendants include  former employees Scott Connor and Ryan Woodgate, former chief executive officer Kevin Cassidy, former chairman Mark Nordlicht, and former president Edward O’Connor, (and currently a Director) of the Company, as well as MF Global Inc. and two of its current or former employees.  The complaint claims that the Company is liable for fraud, negligent misrepresentation, breach of fiduciary duty, and breach of contract.  It demands compensatory and punitive damages in an undetermined amount, and it demands indemnification from the Company for certain of BMO’s trading losses and attorneys’ fees.  The Company is unable to predict the outcome of this litigation.  The Court denied our motion to dismiss on June 18, 2010.

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

Note 8- Income Taxes

The components of the benefit (provision) for income taxes are as follows:

	Six month period ended	Six month period ended
	June 30, 2010	June 30, 2009

Current and deferred:
Federal	$147,912	$(261,804)
Total benefit (provision) for income taxes	$147,912	$(261,804)

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Six-month period ended June 30,
	2010	2009
Federal statutory taxes	(35.0)%	(35.0	) %
State income taxes, net of federal tax benefit	(5.7)%	(5.7)
Utilization of state net operating loss	5.7%	5.7
Temporary difference	22.6
Permanent differences (taxable gain on extinguishment of due to Stockholder in 2009)	1.1-	46.0
	(13.5)%	11.0%

The recoverable income tax amounting to approximately $150,000 is recoverable from applications for carryback refund from the Company’s 2006 federal tax returns.

The Company has net operating losses of approximately $1.1 million for both federal and state tax purposes.

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

The Company has not generated any revenues since the third quarter of 2007 as a result of the termination of the business relationship by its largest customer and the succession of events since then. In addition, the matters discussed in Note 11 and Item 1 of Part II of this Report "Legal Proceedings" have had a significant adverse impact on its business and future results of operations and financial condition.

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

The Company has exhausted its insurance policy for the current litigation matters described in Note 7 and in Part II, Item I-- “Legal Proceedings”. As a result of this and the fact that the Company has not generated any revenues since the third quarter of 2007, the Company cash reserves, liquidity and capital resources likely will decrease more rapidly in the coming reporting cycles. The Company’s Board of Directors has placed a cap on advancements for litigation expenses at $40,000 per month per defendant. Going forward these advancements for litigation fees will no longer be covered by insurance.

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

Three Month Periods Ended June 30, 2010 and 2009

Results of Operations
(Unaudited)

			Increase/	Increase/			Increase/	Increase/
	For the three-month period ended		(Decrease)	(Decrease)	For the six-month period ended		(Decrease)	(Decrease)
	June 30,		in $ 2010	in % 2010	June 30,		in $ 2010	in % 2010
	2010	2009	vs 2009	vs 2009	2010	2009	vs 2009	vs 2009

Operating expenses:
Selling, general and administrative	$572,781	$1,212,833	$(640,052)	-52.8%	$1,359,392	$2,275,648	$(916,256)	-40.3%
Total operating expenses	572,781	1,212,833	(640,052)	-52.8%	1,359,392	2,275,648	(916,256)	-40.3%

Operating loss	(572,781)	(1,212,833)	(640,052)	-52.8%	(1,359,392)	(2,275,648)	916,256	-40.3%

Other income (expense):
Interest income	2,391	7,006	(4,615)	-65.9%	5,324	34,691	(29,367)	-84.7%
Interest expense-related parties	(14,331)	(12,718)	1,613	12.7%	(28,240)	(128,776)	(100,536)	-78.1%
	(11,940)	(5,712)	6,228	109.0%	(22,916)	(94,085)	(71,169)	75.6%

Net loss before income tax	(584,721)	(1,218,545)	(633,824)	-52.0%	(1,382,308)	(2,369,733)	(987,425)	-41.7%

Income tax benefit (expense)	-	216,818	(216,818)	-100.0%	147,912	(261,804)	409,716	NM

Net loss	$(584,721)	$(1,001,727)	$(417,006)	-41.6%	$(1,234,396)	$(2,631,537)	$(1,397,141)	-53.1%

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

The decrease in selling, general and administrative expenses during the three-month and six-month periods ended June 30, 2010, when compared to the prior year period is primarily due to the following:

- Lower legal fees were incurred in the quarter ended June 30, 2010 after the Company placed a cap on advancements for legal fees and instituted other cost-saving measures, including changing legal counsel.

- Lower legal fees were incurred in the six-month period ended June 30, 2010 compared to the six month period in the prior year because the Company had to incur legal expenses in the first half of 2009 for its annual meeting of stockholders in March 2009 and a settlement agreement with Mark Nordlicht, who is one of the Company’s largest stockholders and the Company’s former Chairman of the Board.

- The Company received approximately $300,000 in insurance reimbursements in the quarter ended June 30, 2010.

As a result of the matters discussed above and in Item 1 of Part II of this Report, we believe that our legal fees for 2010 will continue to constitute a large share of our selling, general, and administrative expenses.

Interest income

Interest income consists primarily of interest earned on interest-bearing cash and cash equivalents. The decrease in interest income during the  three- and six-month periods ended June 30, 2010 when compared to the prior year periods is primarily due to a decrease in interest rate we earned as well as a lower weighted average interest-bearing cash balance.

Interest expense to related parties

Interest expense to related parties consists of interest charges associated with amounts due to related parties, including Mark Nordlicht, our former Chairman of the Board and Edward O’Connor, our former President and current Director. The decrease in interest expense to related parties during the six-month period ended June 30, 2010 in comparison to the comparable period in 2009 is primarily due to a higher weighted average debt balance outstanding during the six-month period ended June 30, 2009.

Income tax

Income tax benefit/expense consists of federal and state current and deferred income tax or benefit based on our net income. The increase in our deferred income tax benefit during the three-month and six-month periods ended June 30, 2010 when compared to the comparable prior-year periods is primarily due to our continued operating losses in 2010 and the fact that in first quarter of 2009 we incurred a $2.5 million gain due to a settlement with Mark Nordlicht, one of our largest stockholders and our former Chairman of the Board.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance as of June 30, 2010 amounts to approximately $4.0 million.

During the six-month period ended June 30, 2010, we used cash for operating activities of approximately $220,000, primarily resulting from:

•	net loss of approximately $1.2 million, adjusted for the amortization of debt discount of approximately $28,000;
•
An increase  in recoverable income taxes resulting from the reimbursement during 2009 of the 2007 federal and estimated tax payments offset by the current year tax benefits resulting from operating losses; and

•	A decrease in insurance proceeds for legal expenses.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued guidance for amendments to FASB Emerging Issues Task Force on EITF Issue No. 09-1 “Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing” ( Subtopic 470-20 ) “Subtopic”. This accounting standards update establishes the accounting and reporting guidance for arrangements under which own-share lending arrangements issued in contemplation of convertible debt issuance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. Earlier adoption is not permitted. Management believes this Statement will have no impact on the consolidated financial statements of the Company once adopted.

In December 2009, the FASB issued guidance for Consolidations – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ( Topic 810 ). The amendments in this update are a result of incorporating the provisions of SFAS No. 167, Amendments to FASB Interpretation No. 46(R). The provisions of such Statement are effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009. Earlier adoption is not permitted. The presentation and disclosure requirements shall be applied prospectively for all periods after the effective date. Management believes this Statement will have no impact on the consolidated financial statements of the Company once adopted.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements, which enhances the usefulness of fair value measurements. The amended guidance requires both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements. The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The Company does not anticipate that this pronouncement will have a material impact on its results of operations or financial position.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

n/a

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of August 16, 2010, our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that, as of August 16, 2010, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

We did not have a Principal Financial Officer from April 1, 2010 until July 27, 2010.  We appointed Matthew L. Katzeff as our new Chief Financial Officer on July 27, 2010.  There have been no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 28, 2009, the Bank of Montreal (“BMO”) filed a complaint against the Company and other defendants in the United States District Court for the Southern District of New York.  The other defendants include  former employees Scott Connor and Ryan Woodgate, former chief executive officer Kevin Cassidy, former chairman Mark Nordlicht, and former president Edward O’Connor, (and currently a Director) of the Company, as well as MF Global Inc. and two of its current or former employees.  The complaint claims that the Company is liable for fraud, negligent misrepresentation, breach of fiduciary duty, and breach of contract.  It demands compensatory and punitive damages in an undetermined amount, and it demands indemnification from the Company for certain of BMO’s trading losses and attorneys’ fees.  The Company is unable to predict the outcome of this litigation.  The Court denied our motion to dismiss on June 18, 2010.

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

August 20, 2010

Optionable, Inc.

By: /s/ Brad P. O’Sullivan

Brad P. O’Sullivan

Chief Executive Officer

(Principal Executive Officer)