Form 10-Q
period 2010-09-30
Optionable Inc
filed 2010-11-12
CIK 1303433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of outstanding shares of the registrant’s Common Stock as of November 12, 2010 is 48,328,328.

OPTIONABLE, INC.
INDEX

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

OPTIONABLE, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,594,556	$4,231,534
Recoverable income taxes	152,245	933,662
Prepaid expenses	1,173,016	1,194,296
Total current assets	4,919,817	6,359,492

Total assets	$4,919,817	$6,359,492

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$482,525	$608,270
Total current liabilities	482,525	608,270

Due to director, net of unamortized discount of $260,455 and $303,461 at September 30, 2010 and December 31, 2009, respectively	248,242	205,236
Total liabilities	730,767	813,506

Stockholders' Equity:
Preferred Stock; $.0001 par value, 5,000,000 shares authorized, none issued and outstanding at September 30, 2010 and December 31, 2009	-	-
Common stock; $.0001 par value, 100,000,000 shares authorized, 52,428,203 issued and 48,328,328 outstanding at September 30, 2010 and December 31, 2009	5,242	5,242
Additional paid-in capital	162,789,508	162,784,691
Treasury stock at cost, 4,800 shares	(47,552)	(47,552)
Accumulated deficit	(158,558,148)	(157,196,395)

Total stockholders’ equity	4,189,050	5,545,986

Total liabilities and stockholders’ equity	$4,919,817	$6,359,492

See Notes to Unaudited Consolidated Financial Statements.

OPTIONABLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three-month period ended		For the nine-month period ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses:
General and administrative	$114,130	$527,785	$1,473,522	$2,803,433

Total operating expenses	114,130	527,785	1,473,522	2,803,433

Operating Loss	(114,130)	(527,785)	(1,473,522)	(2,803,433)

Other income (expense):
Interest income	1,779	3,944	7,103	38,635
Interest expense to related parties	(14,765)	(13,103)	(43,005)	(141,879)
	(12,986)	(9,159)	(35,902)	(103,244)

Income before income tax	(127,116)	(536,944)	(1,509,424)	(2,906,677)

Income tax benefit- current	(241)	338,341	147,671	76,537
Income tax benefit	(241)	338,341	147,671	76,537

Net loss	$(127,357)	$(198,603)	$(1,361,753)	$(2,830,140)

Basic earnings per common share	$(0.00)	$(0.00)	$(0.03)	$(0.06)

Diluted earnings per common share	$(0.00)	$(0.00)	$(0.03)	$(0.06)

Basic weighted average common shares outstanding	48,328,328	48,328,328	48,328,328	49,183,344

Diluted weighted average common shares outstanding	48,328,328	48,328,328	48,328,328	49,183,344

See Notes to Unaudited Consolidated Financial Statements.

OPTIONABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine-month period ended
	September 30,
	2010	2009
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(1,361,753)	$(2,830,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	43,005	141,879
Provision for doubtful accounts	-	80,000
Fair value of warrants and options	4,817	17,657
Changes in operating assets and liabilities:
Prepaid and other assets	21,280	-
Other current assets	-	101,959
Accounts payable and accrued expenses	(125,744)	336,358
Due to stockholder	-	(97,907)
Income tax payable	-	(139,941)
Recoverable income taxes	781,417	29,155

Net cash used in operating activities	(636,978)	(2,360,980)

Cash flows used in investing activities:
Purchase of notes receivable	-	(80,000)

Net cash used in investing activities	-	(80,000)

Cash flows from financing activities:

Repurchase of shares of common stock	-	(45,046)
Principal repayment of due to stockholder	-	(2,529,954)

Net cash used in financing activities	-	(2,575,000)

Net decrease in cash	(636,978)	(5,015,980)

Cash, beginning of period	4,231,534	8,974,282

Cash, end of period	$3,594,556	$3,958,302

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

See Notes to Unaudited Consolidated Financial Statements.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Organization, Description of Business and Going Concern

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

Principles of consolidation

The accompanying consolidated financial statements include the results of operations of Opex International, Inc. and Hydra Commodity Services, Inc. for the nine-month period ended September 30, 2010. These subsidiaries were dissolved in December 2009 and January 2010, respectively.  All material intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2010 is not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.  The accompanying consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2009 which was filed on April 15, 2010.

Note 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents.

The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 between January 2007 and October 2008 and $250,000 for interest-bearing accounts and an unlimited amount for noninterest-bearing accounts after October 2008. During the nine-month periods ended September 30, 2010 and September 30, 2009, the Company has reached bank balances exceeding the FDIC insurance limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden failure of such financial institutions.  The Company’s cash and cash equivalents held at financial institutions exceeding the FDIC insurance limit amounted to $2.1 million and $937,000 at September 30, 2010 and December 31, 2009, respectively.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2010 and December 31, 2009, with the exception of its due to director.  The carrying amount of the due to director at September 30, 2010 and December 31, 2009 approximate the fair value based on the rate at which the Company was able to settle its due to stockholder in February 2009.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of September 30, 2010 and December 31, 2009, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options amounted to 1,233,000 at September 30, 2010 and September 30, 2009, respectively.  (The outstanding options amounted to 1,683,000 on November 12, 2010).  The outstanding warrants amounted to 0 and 100,000 at September 30, 2010 and September 30, 2009, respectively.  The options and warrants outstanding at September 30, 2010 and September 30, 2010, respectively, have been excluded from the computation of diluted common shares  outstanding and diluted earnings per share due to their anti-dilutive effect.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

Note 3- Prepaid expenses

Prepaid expenses primarily consists of retainers paid to certain law firms which represent the Company and certain former and current directors and officers in connection with legal proceedings which are described in Note 7 “Litigation and Contingencies”.

Note 4 - Notes receivable

The Company purchased five notes receivable aggregating $80,000 from its former chief technology officer and an affiliate.  The notes can be either redeemed in cash or in kind for services performed, at the Company’s option.

The Company did not receive payment on the notes and has provided for an allowance for doubtful accounts on all the notes at September 30, 2010.

Note 5 - Due to Related Parties

The terms and amounts of due to related parties at September 30, 2010 and December 31, 2009 are as follows:

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

	September 30,	December 31,
	2010	2009
	$508,697	$508,697
Discount, using initial implied rate of 12%	(260,455)	(303,461)
	$248,242	$205,236

The amortization of the discount on the due to related parties amounted to approximately $43,005 and $142,000 during the nine-month periods ended September 30, 2010 and 2009, respectively.

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

The Company granted 500,000 options to CEO Brad O'Sullivan during the nine-month period ended September 30, 2010.  In addition, the Company granted 450,000 options to CFO Matthew Katzeff in October 2010.

The fair value of the options granted during the nine-month period ended September 30, 2010 is based on the Black Scholes Model using the following assumptions:

Exercise price:	$0.015

Market price at date of grant:	$0.015

Volatility:	162%

Expected dividend rate:	0%

Expected terms:	5 years

Risk-free interest rate:	2.12%

The following activity occurred under our plan:

	Nine-month periods ended September 30,
	2010	2009

Weighted-average grant-date fair value of options granted	$0.014	$0.015

Fair value of options recognized as expense:	$4,817	$12,932

The total compensation cost related to nonvested options not yet recognized amounted to approximately $7,000 at September 30, 2010 and the Company expects that it will be recognized over the following weighted-average period of 20 months.

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

Note 7 - Litigation and Contingencies

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

On August 28, 2009, the Bank of Montreal (“BMO”) filed a complaint against the Company and other defendants in the United States District Court for the Southern District of New York.  The other defendants include  former employees Scott Connor and Ryan Woodgate, former chief executive officer Kevin Cassidy, former chairman Mark Nordlicht, and former president (and currently a Director) of the Company, Edward O’Connor, as well as MF Global Inc. and one of its current or former employees.  The complaint claims that the Company is liable for fraud, negligent misrepresentation, breach of fiduciary duty, and breach of contract.  It demands compensatory and punitive damages in an undetermined amount, and it demands indemnification from the Company for certain of BMO’s trading losses and attorneys’ fees.  The Company is unable to predict the outcome of this litigation.  The Court denied our motion to dismiss on June 18, 2010.

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

Note 8 - Income Taxes

The components of the benefit for income taxes are as follows:

	Nine month period ended	Nine month period ended
	September 30, 2010	September 30, 2009

Current and deferred:
Federal	$147,912	$76,537
Total benefit for income taxes	$147,912	$76,537

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Nine-month period ended September 30,
	2010	2009
Federal statutory taxes	35.0%	35.0%
State income taxes, net of federal tax benefit	5.7%	5.7
Utilization of state net operating loss	(9.7)	(5.7)
Change in valuation allowance	21.3	-
Permanent differences (taxable gain on extinguishment of due to Stockholder in 2009)	-	32.3
	9.7%	2.7%

The recoverable income tax amounting to approximately $150,000 is recoverable from applications for carryback refund from the Company’s 2006 federal tax returns.

The Company has net operating losses of approximately $1.1 million for both federal and state tax purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Nine Month Periods Ended September 30, 2010 and 2009

Results of Operations
(Unaudited)

	For the three-month period		Increase/	Increase/	For the nine-month period		Increase/	Increase/
	ended		(Decrease)	(Decrease)	ended		(Decrease)	(Decrease)
	September 30,		in $ 2010	in % 2010	September 30,		in $ 2010	in % 2010
	2010	2009	vs 2009	vs 2009	2010	2009	vs 2009	vs 2009

Operating expenses:
General and administrative	$114,130	$527,785	$(413,655)	-78.4%	$1,473,522	$2,803,433	$(1,329,911)	-47.4%
Total operating expenses	114,130	527,785	(413,655)	-78.4%	1,473,522	2,803,433	(1,329,911)	-47.4%

Operating loss	(114,130)	(527,785)	(413,655)	-78.4%	(1,473,522)	(2,803,433)	1,329,911	-47.4%

Other income (expense):
Interest income	1,779	3,944	(2,165)	-54.9%	7,103	38,635	(31,532)	-81.6%
Interest expense-related parties	(14,765)	(13,103)	1,662	12.7%	(43,005)	(141,879)	(98,874)	-69.7%
	(12,986)	(9,159)	3,827	41.8%	(35,902)	(103,244)	(67,342)	65.2%

Net loss before income tax	(127,116)	(536,944)	(409,828)	-76.3%	(1,509,424)	(2,906,677)	(1,397,253)	-48.1%

Income tax benefit (expense)	(241)	338,341	(338,582)	-100.1%	147,671	76,537	71,134	NM

Net loss	$(127,357)	$(198,603)	$(71,246)	-35.9%	$(1,361,753)	$(2,830,140)	$(1,468,387)	-51.9%

NM:  Not meaningful

General and administrative expenses

General and administrative expenses consists primarily of legal fees, incurred in connection with the Company’s attention to matters described in Part II, Item 1- Legal Proceedings, expenses incurred in connection with the handling of certain matters which occur during the course of our operations and compensation of personnel supporting our operations.

The decrease in general and administrative expenses during the three-month and nine-month periods ended September 30, when compared to the prior year periods is primarily due to the following:

- Lower legal fees were incurred after the Company instituted cost-saving measures, including changing legal counsel.

- Lower legal fees were incurred in the nine-month period ended September 30, 2010,compared to the nine month period in the prior year because the Company had to incur legal expenses in the first half of 2009 for a settlement agreement with Mark Nordlicht, who is one of the Company’s largest stockholders and the Company’s former Chairman of the Board.

- Substantially lower salaries were paid to the Company's current chief executive officer and chief financial officer compared to their predecessors.

As a result of the matters discussed above and in Item 1 of Part II of this Report, we believe that our legal fees for 2010 will continue to constitute a large share of our general and administrative expenses.

Interest income

Interest income consists primarily of interest earned on interest-bearing cash and cash equivalents. The decrease in interest income during the three- and nine-month periods ended September 30, 2010 when compared to the prior year periods is primarily due to a decrease in interest rate we earned as well as a lower weighted average interest-bearing cash balance.

Interest expense to related parties

Interest expense to related parties consists of interest charges associated with amounts due to related parties, including Mark Nordlicht, our former Chairman of the Board and Edward O’Connor, our former President and current Director. As of September 30, 2010, the only remaining related party note payable is due to Edward O’Connor.  The decrease in interest expense to related parties during the nine-month period ended September 30, 2010 in comparison to the comparable period in 2009 is primarily due to the significant decrease of the related parties payable since 2009.

Income tax

Income tax benefit/expense consists of federal and state current and deferred income tax or benefit based on our net income. The increase in our deferred income tax benefit during the three-month and nine-month periods ended September 30, 2010 when compared to the comparable prior-year periods is primarily due to our continued operating losses in 2010 and the fact that in first quarter of 2009 we incurred a $2.5 million gain due to a settlement with Mark Nordlicht, one of our largest stockholders and our former Chairman of the Board.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance as of September 30, 2010 amounts to approximately $3.6 million.

During the nine-month period ended September 30, 2010, we used cash for operating activities of approximately $637,000, primarily resulting from:

•	net loss of approximately $1.3 million, adjusted for the amortization of debt discount of approximately $43,000;
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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

n/a

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of November 12, 2010, our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that, as of November 12, 2010, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

We did not have a Principal Financial Officer from April 1, 2010 until July 27, 2010.  We appointed Matthew L. Katzeff as our new Chief Financial Officer on July 27, 2010.  Also in July 2010 we hired a Controller.  There have been no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART 2: OTHER INFORMATION

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

On August 28, 2009, the Bank of Montreal (“BMO”) filed a complaint against the Company and other defendants in the United States District Court for the Southern District of New York.  The other defendants include  former employees Scott Connor and Ryan Woodgate, former chief executive officer Kevin Cassidy, former chairman Mark Nordlicht, and former president (and currently a Director) of the Company, Edward O’Connor, as well as MF Global Inc. and one of its current or former employees.  The complaint claims that the Company is liable for fraud, negligent misrepresentation, breach of fiduciary duty, and breach of contract.  It demands compensatory and punitive damages in an undetermined amount, and it demands indemnification from the Company for certain of BMO’s trading losses and attorneys’ fees.  The Company is unable to predict the outcome of this litigation.  The Court denied our motion to dismiss on June 18, 2010.

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

November 12, 2010

Optionable, Inc.

	By:	/s/ Brad P. O’Sullivan

Brad P. O’Sullivan

Chief Executive Officer

(Principal Executive Officer)