Form 10-K
period 2010-12-31
Optionable Inc
filed 2011-04-04
CIK 1303433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Registrant’s Telephone Number Including Area Code: (914) 773-1100

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock reported on the OTC-Bulletin Board on March 29, 2011was $592,405.

The number of shares of registrant’s common stock outstanding, as of March 29, 2011 was 48,328,328.

DOCUMENTS INCORPORATED BY REFERENCE

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

 The Company has not generated any revenues since the third quarter of 2007 as a result of the termination of the business relationship with it by its largest customer in 2007 together with the combined succession of events since then. The litigation matters listed below and discussed in Item 3 of Part I of this Report, "Legal Proceedings", have had a significant adverse impact on its business, including current and, likely, future results of operations and financial condition.

The Company’s management is exploring and seeking possible business transactions and new business relationships in areas unrelated to brokerage services.

The Company is a defendant to three significant legal proceedings, one from the Commodities and Futures Trade Commission (“CFTC”), another from its largest stockholder, Chicago Mercantile Exchange/ New York Mercantile Exchange (“NYMEX”), and a third one from its former largest customer, Bank of Montreal (“BMO”). Also named in such lawsuits, among others, are the Company’s former President (who is a current Director) and the Company’s former Chief Executive Officer. Both of these individuals are defendants in a suit brought by the Securities and Exchange Commission. The former Chief Executive Officer has also been indicted by the US Department of Justice. The Company’s former Chairman is a defendant in the NYMEX and BMO proceedings.

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

Principles of consolidation

The accompanying consolidated financial statements include the results of operations of Opex International, Inc. and Hydra Commodity Services, Inc. for the year ended December 31, 2009. These subsidiaries were dissolved in December 2009 and January 2010, respectively.  All material intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

CLIENT CONCENTRATION

Not applicable.

COMPETITION

Not applicable

EMPLOYEES

We currently have one full-time employee, the Company’s controller, and two other employees---the Chief Executive Officer and the Chief Financial Officer.  In 2009 through May 2010, the Company’s sole employee and full-time employee was the previous Chief Executive Officer. The Company’s sole employee and full-time employee in 2008 was its President at that time.

RESEARCH AND DEVELOPMENT

Ever since the Company terminated its development of its OPEX trading platform in November 2008, the Company has not incurred R&D expenses.

ITEM 1A.  RISK FACTORS

This investment has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and the other information in this report. Each of the following risks may materially and adversely affect our ability to enter into business transactions and relationships, results of operations and financial condition. These risks may cause the market price of our common stock to decline, which may cause you to lose all or a part of the money you paid to buy our common stock.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

The Company may not be able to continue to operate as a going concern.

The Company is unable to determine whether it will have sufficient funds to meet its obligations for at least the next twelve months. The combination of our anticipated legal costs to defend against the current legal proceedings described under the heading “Legal Proceedings” in Item 3 of Part I of this Report, the potential settlements the Company would have to pay assuming there are negative outcomes to such legal proceedings, and the Company’s indemnification obligations may exceed the Company’s resources, and therefore the Company may not be able to meet such obligations which would have a material adverse effect on the Company’s ability to continue as a going concern.  The Company’s future depends on its ability to satisfactorily resolve these legal issues, although there can be no assurance that we will be able to achieve a satisfactory resolution.  While the Company is considering several alternatives, these legal proceedings also negatively impact our ability to enter into strategic transactions with other companies, and there can be no assurance that we will be able to enter into or complete any such transaction.  If the Company fails for any reason to satisfactorily resolve these issues, it would not be able to continue to as a going concern and the Company could potentially be forced to seek relief through a filing under the US Bankruptcy Code.

Unless and until we find and enter into new business transactions, we have no revenues and no potential sources of future revenues.

We terminated the development of our OPEX technology in 2008 and have no operations and no revenue source. Our attempts to restore business and generate revenues have been hindered by litigation brought against the Company. Our initial discussions with potential business partners have not progressed beyond an indication of interest in our cash due to pending litigation against the Company and pending litigation against some of the Company's former officers and directors and a current director. There can be no assurance that all pending litigations will be expeditiously and favorably resolved or that we will be able to generate interest that would materialize into an agreement upon terms that are satisfactory to our board of directors.

Although the Company has had no revenues, we continue to incur expenses.

We have not generated revenues since the third quarter of 2007. However, we continue to incur expenses, including salaries, auditing expenses and legal expenses necessary to maintain our reporting status and legal fees in connection with certain legal proceedings.  In 2010, we incurred expenses of $2,269,125 in legal fees, advances paid to its former officers and a current director for their legal defense, and expenses associated with intellectual property.

Several legal proceedings are pending against the Company and certain of our former directors and officers and a current director.  The Company is unable to predict the outcome of these proceedings and can give no assurance that the outcome of these proceedings will not have a material adverse effect on it, or that other proceedings will not be initiated.

On November 18, 2008, the Commodity Futures Trading Commission (“CFTC”) filed a complaint in the United States District Court for the Southern District of New York, against the Company; former employees of the Company, including its former Chief Executive Officer, Kevin Cassidy, and its former President (currently a Director), Edward O’Connor; and two former employees of Bank of Montreal (the Company’s former client), David Lee and Robert Moore.  The CFTC claims that the Company is liable for violations of Section 4c(b) of the Commodity Exchange Act (“CEA”) and CFTC Regulations 33.10(a),(b) and (c).  The CFTC seeks a permanent injunction restraining and enjoining the Company and other defendants from directly or indirectly violating these provisions.  The CFTC further seeks an order directing the Company and other defendants to pay civil monetary penalties, in an undetermined amount.

On April 10, 2009, NYMEX filed a complaint against the Company,  its former Chief Executive Officer, Kevin Cassidy, its former President (who is currently a Director), Edward O’Connor, and its former Chairman of the Board, Mark Nordlicht, in the United States District Court for the Southern District of New York.  The complaint claims that all defendants are liable for securities fraud, common-law fraud, aiding and abetting common-law fraud, negligent misrepresentation, and breach of warranty in connection with an April 2007 transaction in which the individual defendants, who were officers and directors of the Company at the time, sold beneficially owned shares of the Company to NYMEX, and the Company issued NYMEX warrants for the purchase of additional shares.  The complaint seeks rescission, compensatory damages of at least $28.5 million, and/or punitive damages of $28.5 million.

On August 28, 2009, the Bank of Montreal (“BMO”) filed a complaint against Optionable and other defendants in the United States District Court for the Southern District of New York.  The other defendants include former employees Scott Connor and Ryan Woodgate, former Chief Executive Officer Kevin Cassidy, former Chairman Mark Nordlicht, and former President Edward O’Connor (who is currently a Director), as well as MF Global Inc. and one of its employees.  The complaint claims that the Company is liable for fraud, aiding and abetting fraud, negligent misrepresentation, aiding and abetting breach of fiduciary duty, and breach of contract.  It demands compensatory and punitive damages in an undetermined amount, including indemnification from the Company for certain of BMO’s trading losses and attorneys’ fees.

On December 7, 2009, Scott Connor, a co-defendant in the BMO action, filed cross claims against the Company and other co-defendants. Mr. Connor claims rights to indemnity, breach of contract, quantum meruit and unjust enrichment based on an allegation that the Company failed to pay him fully in 2007.

On November 18, 2008, the Securities and Exchange Commission filed a complaint against the Company’s former Chief Executive Officer, Kevin Cassidy, its former President (and current Director), Edward O’Connor, and its former employee Scott Connor in the United States District Court for the Southern District of New York. The complaint claims that Mr. Cassidy and Mr. O’Connor are liable for violations of Rules 10b-5, 12b-20, 13a-1, 13a-14, 13a-16, 13b2-1, and 13b2-2 and Section 10(b), Section 13(a), Section 13(b)(2), and Section 13(b)(5) of the Exchange Act and Section 17(a) of the Securities Act. The complaint demands, among other things, that Mr. Cassidy and Mr. O’Connor disgorge their alleged ill-gotten gains, be permanently enjoined from certain activities, pay civil penalties, be prohibited from being an officer or director of any issuer that has registered securities or an issuer that is required to file reports pursuant to Section 15(d) of the Exchange Act.

On or about November 13, 2008,  the Department of Justice indicted the Company’s former Chief Executive Officer, Kevin Cassidy, in the United States District Court for the Southern District of New York, for wire fraud, conspiracy to commit wire fraud and securities fraud, among other charges that were later dismissed by a superseding indictment and/or the Department of Justice.

We are unable to predict the outcome of these proceedings at this time and can give no assurance that the outcome of these proceedings will not have a material adverse effect on us or that there will not be other proceedings arising from these matters.

Our ability to operate in the future and our success in the future will depend upon our ability to attract and retain qualified officers and other personnel.

The Board of Directors hired Brad P. O’Sullivan as Chief Executive Officer and Matthew L. Katzeff as Chief Financial Officer in 2010. Both Mr. O’Sullivan and Mr. Katzeff have investment banking backgrounds, and both have been given salaries substantially lower than that given to Mr. Burchill, who also received $100,000 in severance pay. The Company also hired a Controller in 2010.

The success of the Company in finding and engaging in new business opportunities may require hiring additional personnel. However, competition for highly qualified personnel is intense and may require financial resources that the Company does not have. We can make no assurances that we can retain or attract qualified personnel in the future. Our ability to retain and attract qualified personnel could have a material adverse effect on our financial condition and our ability to enter into business transactions.

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

The Company may be unable to recoup advances made to former officers and directors.

In 2010, we paid approximately $1.4 million, net of insurance proceeds, to attorneys representing our current and former officers and directors in connection with their defense of lawsuits filed against them relating to their activities at our Company.  We expect the amount of advances to be about as much in 2011 as they were in 2010.  In some but not all instances, the individual has a contractual right to receive such advancements, subject to an undertaking from such individual to repay all such amount to us if he is not entitled to be indemnified under the provisions of our Bylaws, the Delaware General Corporation Law or otherwise.  None of the amounts advanced have been collateralized.  If, upon the final disposition of these lawsuits, it is determined that one or more of these individuals is required to repay to us any portion of the advancements made to him, he may also be liable for monetary damages, fines and penalties to various third parties.  As a result, we may be unable to actually recoup monies advanced even if we are legally entitled to reimbursement.  Such amounts could constitute a material portion of our assets.

The Directors and Officers Liability insurance policy under which we have been reimbursed in connection with lawsuits currently pending against the Company, a current director and certain of our former officers or directors has been exhausted.

We paid almost $2 million from our cash reserve in 2010 for legal fees because the insurance policy covering the currently pending litigations against the Company, its former officers and directors was exhausted in early 2010. The Company purchased additional Directors and Officers Liability insurance in 2010, but this new insurance policy does not cover the currently pending litigation. The Company anticipates that it will pay, without insurance reimbursement, substantial legal fees in 2011 and until the currently pending litigation actions are resolved.

Our common stock is subject to the “penny stock” rules of the SEC, and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

A "penny stock," for the purposes relevant to us, is any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires, among other things:

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market, which, in highlight form:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our headquarters are located in New York, New York. The office consists of approximately 200 square feet.  Our headquarters are leased on a yearly basis with the option to renew for additional yearly periods.

We believe our space is adequate for our current and foreseeable future needs.

ITEM 3.  LEGAL PROCEEDINGS.

Commodity Futures Trading Commission v. Cassidy et al.

On November 18, 2008, the Commodity Futures Trading Commission (“CFTC”) filed a complaint in the United States District Court for the Southern District of New York, against the Company; former employees of the Company, including its former Chief Executive Officer, Kevin Cassidy, and its former President (currently a Director), Edward O’Connor; and two former employees of Bank of Montreal (the Company’s former client), David Lee and Robert Moore.  The CFTC claims that the Company is liable for violations of Section 4c(b) of the Commodity Exchange Act (“CEA”) and CFTC Regulations 33.10(a),(b) and (c).  The CFTC seeks a permanent injunction restraining and enjoining the Company and other defendants from directly or indirectly violating these provisions.  The CFTC further seeks an order directing the Company and other defendants to pay civil monetary penalties, in an undetermined amount.  The Company is unable to predict the outcome of this matter. The Court denied our motion to dismiss the complaint on March 31, 2010.

CME Group NYMEX Inc. v. Optionable, Inc. et. al.

On April 10, 2009, NYMEX filed a complaint against the Company, its former President (who is currently a Director) Edward O’Connor, its former Chief Executive Officer Kevin Cassidy and its former Chairman Mark Nordlicht in the United States District Court for the Southern District of New York.  The complaint claims that all defendants are liable for securities fraud and common-law fraud, aiding and abetting common-law fraud,  negligent misrepresentation, and breach of warranty in connection with an April 2007 transaction in which the individual defendants (who were officers and directors of the Company at the time) sold beneficially owned shares of the Company to NYMEX, and the Company issued NYMEX warrants for the purchase of additional shares.  The complaint seeks rescission, compensatory damages of at least $28.5 million, and/or punitive damages of $28.5 million.  The Company is unable to predict the outcome of this matter. The Court denied our motion to dismiss the complaint on March 31, 2010.

Bank of Montreal v. Optionable, Inc. et al.

On August 28, 2009, the Bank of Montreal (“BMO”) filed a complaint against the Company and other defendants in the United States District Court for the Southern District of New York.  The other defendants include  former Company employees Scott Connor and Ryan Woodgate, former Chief Executive Officer Kevin Cassidy, former chairman Mark Nordlicht, and former President (and current Director) Edward O’Connor, as well as MF Global Inc. and one of its employee.  The complaint claims that the Company is liable for fraud, aiding and abetting fraud, negligent misrepresentation, aiding and abetting breach of fiduciary duty, and breach of contract.  It demands compensatory and punitive damages in an undetermined amount, including indemnification from the Company for certain of BMO’s trading losses and attorneys’ fees.  The Company is unable to predict the outcome of this litigation. The Court denied our motion to dismiss the complaint on June 18, 2010.

On December 7, 2009, Scott Connor, a co-defendant in the BMO action, filed cross-claims against the Company and other co-defendants in the United States District Court for the Southern District of New York.  Mr. Connor claims rights to indemnity and contribution from the Company for any liability he may have to BMO.  He also lays claims of breach of contract, quantum meruit, and unjust enrichment, on the basis of an allegation that the Company failed to pay him the full amount of salary and commissions that was due to him for 2007. The Company filed a motion to dismiss Mr. Connor’s cross-claims against it on November 15, 2010, which is currently pending before the Court.

The actual costs that will be incurred in connection with these actions cannot be quantified at this time and will depend upon many unknown factors.  For 2010, the Company paid almost $2.0 million, net of insurance proceeds, in legal costs for these actions and other legal actions against Mr. Cassidy and Mr. O'Connor.  The Company’s management anticipates that its costs for these actions in 2011 could be comparable to 2010 or higher.

While the Company intends to defend itself vigorously against such claims and cross-claims, there exists the possibility of adverse outcomes that the Company cannot determine.  These matters are subject to inherent uncertainties and management’s view of these matters may change in the future

Other Matters

Since May 2007, the Company has received requests for documents and information from the CFTC, the SEC and the DOJ and the New York County’s District Attorney's Office. Since that time, the Company has complied with such requests and has not received any new requests on such matters since 2007.

ITEM 4.  REMOVED AND RESERVED.

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

	Fiscal 2010		Fiscal 2009
Quarter Ended	High	Low	High	Low
March 31	$0.04	$0.03	$0.03	$0.01
June 30	$0.05	$0.01	$0.04	$0.01
September 30	$0.02	$0.02	$0.03	$0.01
December 31	$0 .02	$0.01	$0.04	$0.02

At March 29, 2011, the closing price for our common stock was $0.02.

At March 29, 2011, there were 48,328,328 shares of our common stock outstanding. There were approximately 17 stockholders of record at April 12, 2010.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

EQUITY COMPENSATION PLAN INFORMATION

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance at December 31, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,683,000	$0.26	5,817,000

Equity compensation plans not approved by security holders	-0-	N/A	-0-

Total	1,683,000	$0.22	5,817,000

2004 STOCK OPTION PLAN

We adopted our 2004 Stock Option Plan in November 2004, and amended it in March 2011. The Plan provides for the grant of options intended to qualify as "incentive stock options" and options that are not intended to so qualify, or "nonstatutory stock options." The total number of shares of common stock reserved for issuance under the Plan is 7,500,000, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar capital change.

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

The exercise price for incentive stock options granted under the plan may not be less than the fair market value of the common stock on the date the option is granted, except for options granted to 10% stockholders which must have an exercise price of not less than 110% of the fair market value of the common stock on the date the option is granted. The exercise price for nonstatutory stock options is determined by the board of directors. Incentive stock options granted under the plan have a maximum term of ten years, except for 10% stockholders who are subject to a maximum term of five years. The term of nonstatutory stock options is determined by the board of directors. With respect to the current directors and officers of the Company, their nonstatutory stock options do not expire until the second year anniversary of their resignation from the Company for Good Reason or termination without Cause (as these terms are defined in the Plan), or upon the occurrence of certain other events. Options granted under the plan are not transferable, except by will and the laws of descent and distribution.

RECENT SALES OF UNREGISTERED SECURITIES

The Company executed on June 29, 2010 a stock option agreement with its new CEO, Brad P. O’Sullivan. Mr. O’Sullivan was given options of 500,000 shares, with 50,000 vesting on June 29, 2010 and an exercise price of $0.015 per share (the closing price on the grant date). On March 1, 2011, the Company and Mr. O’Sullivan executed an amendment , which  among other things increased the exercise price to $0.02 (the closing price on the day immediately prior to the amendment).

In October 2010, the Company granted Chief Financial Officer Matthew L. Katzeff 450,000 stock options, with 45,000 vesting immediately and an exercise price of $0.018 per share. On March 1, 2011, the Company and Mr. Katzeff executed an amendment, which among other things increased the exercise price to $0.02 (the closing price on the day immediately prior to the amendment).

All of the aforementioned securities were issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear in this annual report.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

Results of Operations

			Increase/	Increase/
	For the year ended		(Decrease)	(Decrease)
	December 31,		in $ 2010	in % 2010
	2010	2009	vs 2009	vs 2009

Operating expenses:
General and administrative	$2,490,788	$2,359,622	$131,166	5.6%
Total operating expenses	2,490,788	2,359,622	131,166	5.6%

Operating loss	(2,490,788)	(2,359,622)	(131,166)	5.6%

Other income (expense):
Interest income	9,993	42,224	(32,231)	-76.3%
Interest expense-related parties	(58,219)	(155,379)	(97,160)	-62.5%
	(48,226)	(113,155)	(64,929)	-57.4%

Net loss before income tax	(2,539,014)	(2,472,777)	(66,237)	2.7%

Income tax benefit	87,819	24,674	63,145	255.9%

Net loss	$(2,451,195)	$(2,448,103)	$3,092	0.1%

NM: Not Meaningful

General and administrative expenses

General and administrative expenses consists primarily of legal fees (including advances) paid by the Company for the legal proceedings listed in Part I, Item 1 - overview, or to handle certain matters, which occur during the course of our operations, and compensation of personnel supporting our operations.

The increase in general and administrative expenses during 2010, when compared to the prior year period is primarily due a one-time severance pay of $100,000 to Thomas Burchill (whose positions as the Company’s Chief Executive Officer, President and Director were terminated in May 2010) and a reclassification of approximately $855,000 of prepaid expenses for legal retainers which existed on the balance sheet dated December 31, 2009 to legal expenses, which is a component of general and administrative expenses.  The reclassification was due to the use of the previously paid retainers being utilized to pay legal expenses.  However operating expenses improved in 2010 due to the following:

- Lower legal fees were incurred after the Company placed a cap on advancements for legal fees and instituted other cost-saving measures, including changing legal counsel.

- Lower legal fees were incurred in the twelve-month period ended December 31, 2010, compared to the twelve month period in the prior year because the Company had to incur legal expenses in the first half of 2009 for a settlement agreement with Mark Nordlicht, who is one of the Company’s largest stockholders and the Company’s former Chairman of the Board.  In 2010, the Company paid approximately $2.3 million for legal fees (including corporate, litigation, and intellectual property matters, and for the defense of its former officers and directors with respect to current litigation matters), net of insurance proceeds.

- Substantially lower salaries were paid to the Company's current chief executive officer and chief financial officer compared to their predecessors.

We believe that our legal fees for 2011 will continue to constitute a large share of our general and administrative expenses.

Research and development

We did not incur any research and development expenses in 2009 and 2010.

Interest income

Interest income consists primarily of interest earned on interest-bearing cash and cash equivalents. The decrease in interest income during  2010 when compared to the prior year period is primarily due to a decrease in cash invested in interest-bearing account and, to a lesser extent, to a decrease in interest rate we earned.

Interest expense to related parties

Interest expense to related parties consists of interest charges associated with amounts due to related parties, including Mark Nordlicht, our former Chairman of the Board, and Edward O’Connor, our former President and current Director. In February 2009, the Company satisfied its obligations to Mr. Nordlicht. As of December 31, 2010, the only remaining related party note payable is due to Mr. O’Connor.  The decrease in interest expense to related parties during the twelve -month period ended December 31, 2010 in comparison to the comparable period in 2009 is primarily due to the satisfaction of the note to Mr. Nordlicht.

Income tax

Income tax benefit/expense consists of federal and state current and deferred income tax or benefit based on our net income. The increase in our deferred income tax benefit during the twelve-month period ended December 31, 2010 when compared to the comparable prior-year period is primarily due to our continued operating losses in 2010 and the fact that in the first quarter of 2009 we incurred a $2.5 million gain due to a settlement with Mark Nordlicht, one of our largest stockholders and our former Chairman of the Board.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance as of December 31, 2010 amounts to approximately $3.05 million.

During 2010, we used cash from operating activities of approximately $1.2 million, primarily resulting from:

•	net loss of approximately $2.5 million, adjusted for the amortization of debt discount of approximately

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

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2010, our internal controls over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accounting.

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

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information about our executive officers  and directors during the fiscal year ended December 31, 2010.

Name	Age	Position	Date of Election Or Appointment as a Director
Brad O’Sullivan	44	Chief Executive Officer and Director	May 2010

Matthew Katzeff	40	Chief Financial Officer and Director	July 2010

Edward O’Connor	57	Director	March 2001

Andrew Samaan	44	Director	January 2009

Thomas Burchill	69	Chief Executive Officer and President from January 2009 to May 2010; and Director from November 2007 to May 2010	November 2007-May 2010

Marc-Andre Boisseau	46	Chief Financial Officer from December 2004 through March 2010 and Director from March 2009 through August 2010	March 2009-August 2010

Brad P. O’Sullivan was appointed Chief Executive Officer and Director of the Company on May 13, 2010, effective May 17, 2010, by the Board of Directors. He is also the General Counsel and a Managing Director of Ashir Group, Inc., a financial consulting firm. Mr. O’Sullivan has over twenty years experiences in corporate finance, real estate and securities/corporate law. Before joining Ashir Group, he was one of the managing partners at Patriot Title & Abstract, Inc., a real estate professional services company that he helped establish and operate for almost 7 years. He was responsible for initiating and maintaining all client relationships, and successfully closed over 550 deals. Prior to this, Mr. O’Sullivan was a vice president at Brean Murray, Carret & Co., LLC, a boutique investment bank headquartered in Manhattan with local office in Beijing, China. Prior to that he was an associate in the Corporate Practice Group at O’Melveny & Myers, LLP. Mr. O’Sullivan holds a JD from the Law Center of Georgetown University, an MBA from Columbia University Business School and a Bachelor of Arts degree from Georgetown University.

Matthew L. Katzeff  was appointed by the Board of Directors to the position of Chief Financial Officer on July 27, 2010.  In December 2010, he was elected to the Board of Directors. Mr. Katzeff also is the Head of M&A and a Managing Director at Ashir Group, Inc., a financial consulting firm.  Since beginning his investment banking career at The Blackstone Group, Mr. Katzeff has developed a successful 18 year career predominantly focused upon Mergers & Acquisitions advisory, Private Equity sourcing and execution, as well as the development and execution of debt and equity capital transactions, all across a wide array of industry sectors as well as corporate sizes and situations.  Since his tenure at Blackstone, Mr. Katzeff was a member of the M&A teams at SBC Warburg Dillon Read (currently UBS), Credit Suisse First Boston and Peter J. Solomon Company.  Mr. Katzeff then became a Vice President with North Atlantic Trading Company, focusing on the sourcing and execution of both stand-alone and “bolt-on” private equity investments, primarily within the consumer products sector.  He was also responsible for the financing and refinancing of a number of the company’s investments and acquisitions, including the arrangement of senior debt facilities and high-yield offerings.

Immediately prior to joining Ashir Group, Mr. Katzeff was a Managing Director with J Giordano Securities Group, an investment banking boutique in which he focused upon the development, strategy and execution of  debt and equity capital transactions as well as M&A across a number of industry sectors.  Mr. Katzeff’s experiences at both bulge-bracket institutions as well as boutique investment firms have given him a unique and very well-rounded perspective enabling him to be truly value-added with respect to corporate strategy, development and value, while maintaining a very strong sense of creativity.

Mr. Katzeff has closed transactions amounting to an aggregate value of approximately $18 billion, including the Blackstone Group’s acquisition of Wahaha Group Corporation, a large Chinese consumer products company.  Sectors in which Mr. Katzeff has operated include telecommunications, consumer products, retail, business process outsourcing, teleservices, IT services, aerospace & defense, healthcare, building materials, gaming, enterprise software, financial institutions, natural resources, alternative fuels, and general industrial & manufacturing.  Corporate situations have included public and private entities, family-owned situations, joint ventures, corporate partnerships and defense from hostile acquisitions.  Mr. Katzeff graduated from Cornell University, earning a BS in Economics with a concentration in International Finance.  He is Series 7, 63 and 79 licensed and is also proficient in Spanish and Japanese.

Edward J. O'Connor has served as a Director since March 2001. Mr. O'Connor previously served as our Chief Executive Officer between March 2004 and October 2005 and as our President between March 2001 and January 2009. Since December 1996 to early 2007, Mr. O'Connor served as a Director and periodically as a managing director of Capital Energy Services, LLC (formerly Orion Energy Services, LLC), which was an energy options brokerage business on the NYMEX. Mr. O'Connor graduated from Georgetown University in 1977 with a BS degree in Business Administration.

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

Thomas F. Burchill served as one of our directors from November 2007 through May 2010 and served as our Chief Executive Officer and President from January 2009 through May 2010 He is, and has been since 2007, the Chairman and Chief Executive Officer of Mediastar Ventures, LLC., a media advisory firm.  Since 2001, Mr. Burchill has provided leadership or advisory assistance to a number of early stage companies that serve the media sector, including Mitra Technologies, a traffic and billing software firm, and SB3 Inc., and Venaca, Inc., a media technology company. Mr. Burchill has been active in a number of industry organizations, including service as Chairman of the Cable Television Advertising Bureau and as a member of the Board of Directors of both the Television Bureau of Advertising and the International Radio and Television Society. Mr. Burchill holds degrees from Holy Cross College and the Columbia University Graduate School of Business.

Marc-Andre Boisseau served as our Chief Financial Officer between December 2004 and March 2010 and as one of our directors from March 2009 through August 2010. Since January 2002, as President of Boisseau, Felicione & Associates, Inc., he has served as an advisor to small and medium publicly traded and private companies on financial, tax and accounting matters. Mr. Boisseau is a certified public accountant. Mr. Boisseau graduated with a BA degree in Business Administration in 1987 from the University of Montreal.

DIRECTOR INDEPENDENCE, COMMITTEES OF THE BOARD OF DIRECTORS AND FINANCIAL EXPERT

One of our members of our Board of Directors, Andrew Samaan is "independent" within the meaning of Nasdaq Marketplace Rule 4200. We have not established any committees, including an Audit Committee, a Compensation Committee, a Nominating Committee, or any committee performing a similar function. The functions of those committees are being undertaken by the entire Board as a whole. Due to the size of the Board and the Company’s limited resources, our Board of Directors believes that the establishment of such committees of the Board is unnecessary and could be considered more form than substance. The Board of Directors has determined that it has one audit committee financial expert, Matthew Katzeff, serving on the Board, which acts as a whole as an audit committee.  Mr. Katzeff is not “independent “ within the meaning of Nasdaq Marketplace Rule 4200.

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

To our knowledge, based solely on review of these filings and written representations from certain of the reporting persons, we believe that during the fiscal year ended December 31, 2010, all of our officers, directors and significant stockholders have timely filed all required forms under Section 16(a) of the Exchange Act, with the exception of Brad O’Sullivan, whose Form 3 and Form 4 were filed shortly after he joined the Company, but not within the filing deadlines.

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

 In addition, we have also adopted a Code of Ethics for our Chief Executive Officer and Senior Financial Officer. In addition to our Code of Business Conduct and Ethics, our CEO and CFO are also subject to specific policies regarding:

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

The following table summarizes all compensation (but excludes compensation for services on the Board of Directors) recorded by us in each of the last two completed fiscal years for our principal executive officer, our two most highly compensated executive officers who were serving as such at December 31, 2010 and two additional executive officers who were not serving as such in fiscal year 2010 but not at December 31, 2010. The value attributable to any option awards is computed in accordance with ASC 718.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in pension value and Non-Qualified Deferred Compensation	All Other Compensation ($)	Total ($)
Brad O’Sullivan	2010	15,625	0	0	7,001	0	0	0	22,626
Interim Chief Executive Officer, and Director	2009	0	0	0	0	0	0	0	0

Matthew Katzeff, Chief Financial	2010	8,210	0	0	8,484	0	0	0	16,694
Officer, and Director	2009	0	0	0		0	0		0

Edward O’Connor Director (1)	2010	0	0	0	0	0	0	0	0
	2009	16,667	0	0	0	0	0	16,824	33,491
Thomas Burchill, Chief Executive Officer, President and Director (2)	2010	74,196	0	0	0	0	0	100,000	174,196
	2009	192,470	0	0	2,500	0	0	0	194,970
Marc-Andre Boisseau	2010	31,251	0	0	0	0	0		31,251
Chief Financial Officer and Director	2009	138,000	0	0	0	0	0	0	138,000

(1) Mr. O'Connor served as our principal executive officer from November 2007 through January 2009 and as a Director since March 2001.

(2) Mr. Burchill served as our Chief Executive Officer and President from January 2009 through May 2010 and as Director from November 2007 through May 2010. In May 2010, he received $100,000 in severance pay, which is listed in the above table as “All Other Compensation”.

EMPLOYMENT AGREEMENTS

On June 29, 2010. Optionable, Inc. (the “Company”) executed a compensation agreement with Brad P. O’Sullivan for his services as Chief Executive Officer and Director. The agreement was dated May 17, 2010 to reflect the date on which Mr. O’Sullivan became the Company’s CEO. The terms of Mr. O’Sullivan’s compensation were first disclosed in a Form 8-K filed on  May 18, 2010 but the contract was not finalized until June 29, 2010. Mr. O’Sullivan’s annual compensation is $25,000 for his services as CEO and $25,000 for his services as a Director, payable in 12 equal installments.

The Company also executed on June 29, 2010 a stock option agreement with Mr. O’Sullivan. Mr. O’Sullivan was given options of 500,000 shares, with 50,000 vesting on June 29, 2010. The original exercise price was $0.015 per share (the closing price on the grant date) but on March 1, 2011 the Company and Mr. O’Sullivan executed an amendment which increased the exercise price to $0.02 per share (the closing price of the amendment date).

The Company has executed an indemnification agreement with each of Andrew Samaan, who is a Director, Matthew Katzeff, who is a Director and Chief Financial Officer, and Mr. O’Sullivan.

On July 27, 2010, Optionable, Inc. (the “Company”) appointed Matthew L. Katzeff, age 40, to the position of Chief Financial Officer. Per his employment letter, Mr. Katzeff shall receive an annual salary of $20,000, pro rated for the year 2010. Also, the Company’s Board of Directors granted Mr. Katzeff 450,000 stock options, with an exercise price of $0.02 per share.

In January 2009, Edward O’Connor resigned as President but remained as a Director. In connection with Mr. O’Connor’s resignation, the Company and Mr. O’Connor entered into a Separation Agreement, giving Mr. O’Connor a monthly severance of $2,083.33 (net of applicable withholding) for twelve consecutive months. Pursuant to the terms of Separation Agreement, the Company agreed to maintain sufficient resources to indemnify Mr. O’Connor in any threatened or pending action, suit or proceeding brought against him by reason of the fact that he was an officer or director of the Company.

In January 2009, the Company executed an employment agreement with Thomas Burchill to hire him as Chief Executive Officer and President. Per the terms of his Employment Agreement, the Company notified Mr. Burchill on April 14, 2010 that it was terminating his employment without cause by providing him with thirty days notice.  Per the terms of the Employment Agreement, Mr. Burchill received $100,000 in severance pay and received benefits for six months.

We had a consulting agreement with Marc-Andre Boisseau, who served as our Chief Financial Officer through March 2010. The  agreement, as amended, provided that the Company compensate him at $300 per hour through March 31, 2009, and a rate of $12,500 per month from April 1, 2009 to June 31, 2009 and $10,417 per month from July 1, 2009 through  March 31, 2010.

Outstanding Equity Awards at Fiscal Year-End Table.

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers at December 31, 2010.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Brad O’Sulivan	500,000	-		$0.02

Matthew Katzeff	450,000	-		$0.02

Director Compensation

The following table sets forth, with respect to the named directors, director compensation information inclusive of equity awards and payments made for the fiscal year ended December 31, 2010.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)

Matthew Katzeff	693						693
Edward O’Connor	0						0
Brad O’Sullivan	15,625						15,625
Andrew Samaan	50,000						50,000
Marc-Andre Boisseau	18,345						18,345
Thomas Burchill	0						0

Director Compensation

The Board of Directors agreed to give Marc-Andre Boisseau $50,000 in annual compensation for his services on the Board starting March 31, 2009. Subsequently, Mr. Boisseau voluntarily offered to reduce his compensation as Director. The Company then compensated Mr. Boisseau at an annual rate of $25,000 from August 1, 2009 until his departure in August 2010.

Thomas Burchill did not receive compensation for his services as a Director in 2010. He received compensation for his services as CEO, detailed above.

The Company agreed to pay Andrew Samaan $25,000 in annual compensation when he joined the Board of Directors in February 2009. Starting on March 31, 2009, his annual compensation was raised to $50,000.

In February 2009, the Board also approved a grant of 250,000 options to Mr. Samaan. The options have all vested as of March 29, 2011.

The Company agreed to give Brad O’Sullivan $25,000 in annual compensation starting in May 2010 for his services on the Board of Directors. Mr. O’Sullivan also receives $25,000 in annual compensation and 500,000 stock options for his services as Chief Executive Officer, as described in the Executive Compensation section above.

Matthew Katzeff was appointed to the Board of Directors in December 2010. He is paid $25,000 in annual compensation for such services. As Chief Executive Officer of the Company, Mr. Katzeff is paid $25,000 in annual compensation as an officer and received 450,000 stock options, as described in the Executive Compensation section above.

All of our directors are reimbursed for their reasonable expenses for attending board and board committee meetings

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 29, 2011, the number of and percent of our common stock beneficially owned by:

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

A person is deemed to be the beneficial owner of securities if that person has the power to vote or dispose of such securities or if that person can acquire such securities within 60 days from March 29, 2011 upon the exercise of options, warrants, convertible securities or other rights. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 29, 2011 have been exercised and converted.

Title of Class	Name and address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Total*
Common Stock	Edward O’Connor (1) c/o Optionable, Inc., 55 Saint Marks Place, Suite 4, New York, NY 10003	3,874,130	(1)	8.0%

Common Stock	Brad O’Sullivan (2) c/o Optionable, Inc., 55 Saint Marks Place, Suite 4, New York, NY 10003	145,000	(2)	0.3%

Common Stock	Andrew Samaan (2) c/o Optionable, Inc., 55 Saint Marks Place, Suite 4, New York, NY 10003	270,000	(2)	0.6%

Common Stock	Matthew Katzeff (2) c/o Optionable, Inc. 55 Saint Markes Place, Suite 4 New York, NY 10003	132,500	(2)	0.3%

Common Stock	Mark Nordlicht 159 Wykagil Terrace, New Rochelle, NY 10804	4,095,075		8.5%

Common Stock	Nymex Holdings, Inc. One, North End Avenue World Financial Center New York, NY 10282	10,758,886		22.2%

Common Stock	All Executive Officers and Directors as a Group (4 persons )	4,421,630		9.0%

* Based upon 48,328,328 shares outstanding as of March 29, 2010.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In 2010, the Company advanced approximately $1.4 million to its former President Kevin Cassidy, its former Chairman Mark Nordlicht and its former President (and current Director) Edward O’Connor---all of whom are large stockholders in the Company---for their legal fees regarding the currently pending lawsuits described in Item 3 of Part I as well as for Mr. Cassidy’s defense of the Department of Justice action and claims made by the Securities and Exchange Commission against Mr. Cassidy and Mr. O'Connor. None of these advancements have been collateralized. If, upon the final disposition of these lawsuits, it is determined that one or more of these individuals is required to repay a portion of any of the advancements, such individual(s) may also be liable for monetary damages, fines and penalties to various third parties. As a result, we may be unable to actually recoup the advanced monies even if we are legally entitled to reimbursement.

The Company has obligations to Edward O’Connor (a current director and a former President) which were entered into in April 2005, when the Company received a $765,000 note, which is payable by March 12, 2014. If the Company  obtains  additional  equity or debt  financing of at least $1,000,000  following  a Capital  Raise,  the Company  will repay Mr. O’Connor  up to 5.3% of the Capital  Raise,  up to  $381,250,  with the  remaining balance and accrued interest of 4.68% from the date of the Capital Raise due on March 12, 2014.

One of our members of our Board of Directors, Andrew Samaan, is "independent" within the meaning of Nasdaq Marketplace Rule 4200. The other current members of the Board of Directors---Edward O’Connor, Brad P. O’Sullivan, and Matthew Katzeff---are not “independent”. Marc-Andre Boisseau and Thomas Burchill, who were Directors for a portion of 2010, were not “independent”.We have not established any committees, including an Audit Committee, a Compensation Committee, a Nominating Committee, or any committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole. Due to the size of the Board and the Company’s limited resources, our Board of Directors believes that the establishment of such committees of the Board is unnecessary and could be considered more form than substance.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sherb & Co., LLP, an independent registered accounting firm, has audited our financial statements for the years ended December 31, 2010 and 2009. The Company’s stockholders ratified the Board’s selection of Sherb & Co. as the Company’s registered accounting firm for the 2010 year-end audit and to review our quarterly financial reports for filing with the Securities and Exchange Commission during fiscal year 2010. The following table shows the fees paid or accrued by us for the audit and other services provided by Sherb & Co. for fiscal year 2009 and 2010.

	2010	2009

Audit Fees (1)	$45,000	$67,500
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

Total	$45,000	$67,500

(1) Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The Board of Directors acts as the audit committee, and consults with respect to audit policy, choice of auditors, and approval of out of the ordinary financial transactions. The Board approved all of the services provided by Sherb & Co., LLP, as described above.

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

10.9	Form of Incentive Stock Option Agreement(incorporated by reference to Exhibit 4.2 to the S-8)

10.10	Nonstatutory Stock Option Agreement(incorporated by reference to Exhibit 4.3 to the S-8)

10.11	Prepaid Commission Agreement, dated February 3, 2003, between the Company and Mark Nordlicht (incorporated by reference to Exhibit 10(vi) to the SB-2).

10.12	Revolving Credit Facility Agreement, dated June 5, 2003, between the Company and Platinum ValueArbitrage Fund LP(incorporated by reference to Exhibit 10(vii)(a) to the SB-2)

10.13	$500,000 Revolving Promissory Note from the Company to Platinum Value Arbitrage Fund LP dated June 5, 2003 (incorporated by reference to Exhibit 10(vii)(b) to the SB-2)

10.14	Prepaid Commission Agreement, dated June 9, 2003, between the Company and Platinum Partners Value Arbitrage Fund LLP(incorporated by reference to Exhibit 10(viii) to the SB-2)

10.15	Loan Agreement, dated February 13, 2004, between the Company and Mark Nordlicht (incorporated by reference to Exhibit 10(ix)(a) to the SB-2)

10.16	$250,000 Promissory Note, dated February 13, 2004, from the Company to Mark Nordlicht (incorporated by reference to Exhibit 10(ix)(b) to the SB-2)

10.17	$250,000 Promissory Note Extension Agreement, dated September 9, 2004 (incorporated by reference to Exhibit 10(ix)(c) to the SB-2)

10.18	Loan Agreement, dated March 8, 2004, between the Company and Mark Nordlicht (incorporated by reference to Exhibit 10(x)(a) to the SB-2)

10.19	$50,000 Promissory Note, dated March 8, 2004, from the Company to Mark Nordlicht (incorporated by reference to Exhibit 10(x)(b) to the SB-2)

10.20	$50,000 Promissory Note Extension Agreement, dated September 9, 2004 (incorporated by reference to Exhibit 10(x)(c) to the SB-2)

10.21	Loan Agreement, dated March 22, 2004, between the Company and Mark Nordlicht (incorporated by reference to Exhibit 10(xi)(a) to the SB-2)

10.22	$5,621,753.18 Promissory Note, dated March 22, 2004, from the Company to Mark Nordlicht (incorporated by reference to Exhibit 10(xi)(b) to the SB-2)

10.23	Addendum to Loan Agreement, dated March 22, 2004 (incorporated by reference to Exhibit 10(xi)(c) to the SB-2)

10.24	Addendum to Promissory Note, dated March 22, 2004 (incorporated by reference to Exhibit 10(xi)(d) to the SB-2)

10.25	Revolving Credit Facility Agreement, dated April 15, 2004, between the Company and Mark Nordlicht (incorporated by reference to Exhibit 10(xii)(a) to the SB-2)

10.26	$50,000 Promissory Note, dated April 15, 2004, from the Company to Mark Nordlicht (incorporated by reference to Exhibit 10(xii)(b) to the SB-2)

10.27	Warrant Agreement for the Purchase of Common Stock (incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006)

10.28	Service and Repurchase Agreement (incorporated by reference to the Registrant's Current Report on Form 8-K, dated as of January 31, 2007

10.29	Code of Business Conduct and Ethics (Incorporated by reference to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2007)

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

10.45	Employment Agreement between Optionable, Inc. and Thomas Burchill dated as of January 28, 2009(incorporated by reference to the Registrant’s Current Report on Form 8-K dated as of February 2, 2009)

10.46	Letter Agreement dated as of January 15, 2009 with respect to compensation to Andrew Samaan (incorporated by reference to the Registrant’s Current Report on Form 8-K dated as of February 2, 2009)

10.47	Settlement and Voting Agreement between Optionable, Inc. and Mark Nordlicht dated as of February 26, 2009 (incorporated by reference to the Registrant’s Current Report on Firm 8-K dated as of February 27, 2009)

10.48	Employment Letter dated May 17, 2010 with respect to compensation to Brad P. O’Sullivan (incorporated by reference to the Registrant’s Current Report on Form 8-K dated as of July 2, 2010)

10.49	Stock Option Agreement dated as of November 26, 2007, by and between Optionable, Inc. and Brad P. O’Sullivan (incorporated by reference to the Registrant's Current Report on Form 8-K, dated as of July 2, 1010).

10.50	Indemnification Agreement, by and between Optionable, Inc. and Brad P. O’Sullivan (incorporated by reference to the Registrant's Current Report on Form 8-K, dated as of July 2, 1010).

10.51	Indemnification Agreement, by and between Optionable, Inc. and Andrew Samaan (incorporated by reference to the Registrant's Current Report on Form 8-K, dated as of July 2, 1010).

10.52	First Amendment to 2004 Stock Option Plan (incorporated by reference to the Registrant's Current Report on Form 8-K, dated as of March 4, 2011).

10.53	Amendment to Stock Option Agreement between Optionable, Inc. and Matthew Katzeff (incorporated by reference to the Registrant's Current Report on Form 8-K, dated as of March 4, 2011).

10.54	Amendment to Stock Option Agreement between Optionable, Inc. Brad O’Sullivan (incorporated by reference to the Registrant's Current Report on Form 8-K, dated as of March 4, 2011).

10.55	Amendment to Stock Option Agreement between Optionable, Inc. and Andrew Samaan (incorporated by reference to the Registrant's Current Report on Form 8-K, dated as of March 4, 2011).

10.56	Nonstatutory Stock Option Agreement dated March 1, 2011 between Optionable, Inc. and Andrew Samaan (incorporated by reference to the Registrant's Current Report on Form 8-K, dated as of March 4, 2011).

10.57	Nonstatutory Stock Option Agreement dated March 1, 2011 between Optionable, Inc. and Brad O’Sullivan (incorporated by reference to the Registrant's Current Report on Form 8-K, dated as of March 4, 2011).

10.58	Nonstatutory Stock Option Agreement dated March 1, 2011 between Optionable, Inc. and Matthew Katzeff (incorporated by reference to the Registrant's Current Report on Form 8-K, dated as of March 4, 2011).

10.59	Nonstatutory Stock Option Agreement dated March 1, 2011 between Optionable, Inc. and Edward O’Connor (incorporated by reference to the Registrant's Current Report on Form 8-K, dated as of March 4, 2011).

10.60	Nonstatutory Stock Option Agreement dated March 1, 2011 between Optionable, Inc. and Michael Templeton (incorporated by reference to the Registrant's Current Report on Form 8-K, dated as of March 4, 2011).

21*	Subsidiaries of the Company.

31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2*	Certification by Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2*	Certification by Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

          * Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 31, 2011.

Optionable, Inc.

By:	/s/ Brad P. O’Sullivan
Brad P. O’Sullivan
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this Report has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date
/s/ Brad O’Sullivan	Chief Executive Officer and Director	March 31, 2011
Brad O’Sullivan, Esq

/s/ Matthew Katzeff	Chief Financial Officer and Director	March 31, 2011
Matthew Katzeff

/s/ Edward O’Connor	Director	March 31, 2011
Edward O’Connor

/s/ Andrew Samaan	Director	March 31, 2011
Andrew Samaan

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Optionable, Inc.

We have audited the accompanying consolidated balance sheets of Optionable, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Optionable, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations and uncertainty regarding pending legal matters raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters also are described in Note 1. The December 31, 2010 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Sherb & Co., LLP

New York, New York

March 31, 2011

OPTIONABLE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$3,054,598	$4,231,534
Refundable Income Taxes	92,393	933,662
Prepaid expenses	317,033	1,194,296
Total current assets	3,464,024	6,359,492

Total assets	$3,464,024	$6,359,492

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$97,740	$608,270
	97,740	608,270

Due to director, net of unamortized discount of $245,243 and $303,461
at December 31, 2010 and 2009, respectively	263,454	205,236
Total liabilities	361,194	813,506

Stockholders' Equity:
Preferred Stock; $.0001 par value, 5,000,000 shares authorized, none issued
and outstanding at December 31, 2010 and 2009	-	-
Common stock; $.0001 par value, 100,000,000 shares authorized,
52,428,203 issued and 48,328,328 outstanding
at December 31, 2010 and 2009, respectively	5,242	5,242
Additional paid-in capital	162,792,730	162,784,691
Treasury stock at cost, 4,099,875 shares at December 31, 2010 and 2009	(47,552)	(47,552)
Accumulated deficit	(159,647,590)	(157,196,395)

Total stockholders’ equity	3,102,830	5,545,986

Total liabilities and stockholders’ equity	$3,464,024	$6,359,492

See Notes to Consolidated Financial Statements.

OPTIONABLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31
	2010	2009

Operating expenses:
Selling, general and administrative	$2,490,788	$2,359,622

Total operating expenses	2,490,788	2,359,622

Operating loss	(2,490,788)	(2,359,622)

Other income (expense):
Interest income	9,993	42,224
Interest expense to related parties	(58,219)	(155,379)
	(48,226)	(113,155)

Loss before income tax benefit	(2,539,014)	(2,472,777)

Income tax benefit	87,819	24,674

Net loss	$(2,451,195)	$(2,448,103)

Basic loss per common share	$(0.05)	$(0.05)

Diluted loss per common share	$(0.05)	$(0.05)

Basic weighted average common
shares outstanding	48,967,833	48,967,833

Diluted weighted average common shares outstanding	48,967,833	48,967,833

See Notes to Consolidated Financial Statements.

OPTIONABLE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
From January 1, 2009 to December 31, 2010

				Treasury
	Common Stock		Additional	Stock,	Accumulated
	Shares	$	Paid-in Capital	at Cost	Deficit	Total

Balance at January 1, 2009	52,423,403	$5,242	$162,766,096	$(2,506)	$(154,748,292)	$8,020,540

Fair value of options	-	-	18,595	-	-	18,595
Repurchase of shares	-	-	-	(45,046)	-	(45,046)
Net loss	-	-	-	-	(2,448,103)	(2,448,103)
Ending balance, December 31, 2009	52,423,403	5,242	162,784,691	(47,552)	(157,196,395)	5,545,986

Fair value of options	-	-	8,039	-	-	8,039
Net loss	-	-	-	-	(2,451,195)	(2,451,195)
Ending balance, December 31, 2010	52,423,403	$5,242	$162,792,730	$(47,552)	$(159,647,590)	$3,102,830

See Notes to Consolidated Financial Statements

OPTIONABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(2,451,195)	$(2,448,103)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of debt discount	58,219	155,379
Provision for doubtful accounts	-	80,000
Fair value of warrants and options	8,039	18,595
Changes in operating assets and liabilities:
Prepaid and other assets	877,263	75,531
Accounts payable and accrued expenses	(510,531)	187,681
Due to stockholder	-	(97,907)
Income tax refund	836,745	-
Income tax payable	4,523	(88,078)
Recoverable income taxes	-	29,155

Net cash used in operating activities	(1,176,937)	(2,087,747)

Cash flows used in investing activities:
Purchases of notes receivable	-	(80,000)

Net cash used in investing activities	-	(80,000)

Cash flows from financing activities:

Repurchase of shares of common stock	-	(45,046)
Principal repayment of due to stockholder	-	(2,529,954)

Net cash used in financing activities	-	(2,575,000)

Net decrease in cash	(1,176,937)	(4,742,747)

Cash, beginning of year	4,231,535	8,974,282

Cash, end of year	$3,054,598	$4,231,535

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

Noncash investing and financing activities:	$-	$-

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

The Company has not generated any revenues since the third quarter of 2007 as a result of the termination of the business relationship by its largest customer and the succession of events since then.The litigation matters listed below and discussed in Note 6 have had a significant adverse impact on its business and future results of operations and financial condition.

The Company’s management is seeking out possible business transactions and new relationships in areas unrelated to brokerage services.

The Company is a defendant to several legal proceedings, one from the Commodities and Futures Trade Commission (“CFTC”), another from its largest shareholder, Chicago Mercantile Exchange/ New York Mercantile Exchange (“NYMEX”), and a third one from its former largest customer, Bank of Montreal (“BMO”).  Also named in such lawsuits, among others, are: one of the Company’s current board members and former president, as well as the Company’s former chief executive officer.  The Company’s former chairman is a defendant in the latter two proceedings.  Additionally, the Company’s former chief executive officer and former president are defendants in a claim made by the Securities and Exchange Commission.  Furthermore, the US Department of Justice has indicted the Company’s former chief executive officer.

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

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of consolidation

The accompanying consolidated financial statements include the results of operations of Opex International, Inc. and Hydra Commodity Services, Inc. during 2009. Hydra Commodity Services, Inc. was dissolved in January 2010 and Opex International, Inc. was dissolved in December 2009. All material intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents.

The Company's cash and cash equivalents accounts are held at financial institutions. The Federal Deposit Insurance Corporation ("FDIC") insured up to $100,000 between January 2007 and October 2008. After October 2008, it insured up to $250,000 for interest-bearing accounts and an unlimited amount for noninterest-bearing accounts after October 2008. During 2010 and 2009, the Company had bank balances exceeding the FDIC insurance limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden failure of such financial institutions. The Company’s cash and cash equivalents held at financial institutions exceeded the FDIC insurance limit amount at December 31, 2010 and 2009.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2010 and 2009, with the exception of its due to director.  The Company deems that the carrying value  of the due to director approximates the fair value as of December 31, 2010.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of December 31, 2010 and 2009, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, ASC 825-10-25, “Fair Value Option,” was effective January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

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

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options amounted to  1,683,000 and 1,233,000 at December 31, 2010 and 2009, respectively. The outstanding warrants amounted to 0 and 100,000 at December 31, 2010 and 2009, respectively. The options and warrants outstanding at December 31, 2010 and 2009 , respectively, have been excluded from the computation of diluted earnings per share due to their antidilutive effect.

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

Recent Accounting Pronouncements

A variety of accounting standards have been issued or proposed by FASB that do not require adoption until a future date.  The Company does not expect the adoption of any of these standards to have a material impact once adopted.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3- Prepaid expenses

Prepaid expenses primarily consists of retainers paid to certain law firms which represent the Company and certain former and current directors in connection with legal proceedings which are described in Note 6-Litigation and Contingencies.

Note 4-Due to Related Parties

The terms and amounts of due to related parties at December 31, 2010 and 2009, respectively, are as follows:

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to Stockholder and former Chairman of the Board: In February 2009, the Company satisfied its obligations to its former Chairman of the Board, who is also one of the Company’s largest stockholder, by paying him $2,575,000 and repurchasing 4,095,075 shares of the Company’s common stock, valued at approximately $45,000 based on the closing price of the shares on the date of repurchase. Due to Director and former President: non-interest bearing, unsecured, payable by March 12, 2014. If the Company  obtains  additional  equity or debt  financing of at least $1,000,000  following  a Capital  Raise,  the Company  will repay its  Director up to 5.3% of the Capital  Raise,  up to  $381,250,  with the  remaining balance and accrued interest of 4.68% from the date of the Capital Raise due on March 12, 2014:

	December 31, 2010	December 31, 2009

	$508,697	$508,697
Discount, using initial implied rate of 12%	(245,243)	(303,461)
	$263,454	$205,236

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

The amortization of the discount on the due to related parties amounted to approximately $58,219  and $155,000  during 2010 and 2009, respectively.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5- Stockholders' Equity

Stock Compensation Plan

During November 2004, the Company adopted the 2004 Stock Option Plan ("2004 Plan"), and amended it in March 2011. The 2004 Plan allows for the grant of both incentive stock options and nonstatutory stock options. The 2004 Plan may be administered, interpreted and constructed by the Board of Directors. The number of shares of common stock which may be issued pursuant to options granted under the 2004 Plan may not exceed 7,500,000 shares.

During 2010 and 2009, the Company recorded share-based payment expenses amounting to approximately $8,000  and $19,000, respectively, in connection with all options outstanding at the respective measurement dates. The amortization of share-based payment was recorded in general and administrative expenses during 2010 and 2009.

The fair value of the options is based on the Black Scholes Model using the following assumptions :

	2010	2009

Exercise price:	$0.015	$0.016-$0.025
Market price at date of grant:	$0.015-$0.02	$0.016-$0.025
Volatility:	162%	104.5%
Expected dividend rate:	0%	0%
Expected terms:	5 years	3.3 years
Risk-free interest rate:	2.12%	1.22-1.44%

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5- Stockholders' Equity-continued

A summary of the activity during 2010 and 2009 of the Company’s stock option plan is presented below:

		Weighted	Aggregate
		Average	Intrinsic
	Options	Exercise Price	Value

Outstanding at January 1, 2009	983,000	$0.36

Granted	500,000	-
Exercised	-	-
Expired or cancelled	(250,000)	-
Outstanding at December 31, 2009	1,233,000	0.46

Granted	950,000	.02*
Exercised	-	-
Expired or cancelled	(500,000)	.05
Outstanding at December 31, 2010	1,683,000	$0.26	$0

Exercisable and vested at December 31, 2010	920,500	$0.31	$0

 * This reflects the revised exercise price from $0.015 as a result of changes in the terms of the options subsequent to December 31, 2011.

The total compensation cost related to nonvested options not yet recognized amounted to approximately $ 2,262   at December 31, 2010 and the Company expects that it will be recognized over the following weighted-average period of 15 months.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 5- Stockholders' Equity-continued

If any options granted under the 2004 Plan, as amended, expire or terminate without having been exercised or cease to be exercisable, such options will be available again under the 2004 Plan. All employees of the Company and its subsidiaries are eligible to receive incentive stock options and nonstatutory stock options.  Non-employee directors and outside consultants who provided bona-fide services not in connection with the offer or sale of securities in a capital raising transaction are eligible to receive nonstatutory stock options. Incentive stock options and nonstatutory stock options may not be granted below the fair market value of the Company's common stock at the time of grant or, if to an individual who beneficially owns more than 10% of the total combined voting power of all stock classes of the Company or a subsidiary, the option price may not be less than 110% of the fair value of the common stock at the time of grant. The expiration date of an incentive stock option may not be longer than ten years from the date of grant. Option holders, or their representatives, may exercise their vested incentive stock options up to three months after their employment termination or one year after their death or permanent and total disability. With respect to the current directors and officers of the Company, their nonstatutory stock options do not expire until the second year anniversary of their resignation from the Company for Good Reason or termination without Cause (as these terms are defined in the Plan), or upon the occurrence of certain other events. The Plan provides for adjustments upon changes in capitalization.

The Company's policy is to issue shares pursuant to the exercise of stock options from its available authorized but unissued shares of common stock. It does not issue shares pursuant to the exercise of stock options from its treasury shares.

Note 6- Litigation and Contingencies

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

Note 6- Litigation and Contingencies-continued

CMEG NYMEX Inc. v. Optionable, Inc. et. al.

On April 10, 2009, NYMEX filed a complaint against the Company, its former President (who is currently a Director) Edward O’Connor, its former Chief Executive Officer and its former Chairman Mark Nordlicht in the United States District Court for the Southern Districtof New York.  The complaint claims that all defendants are liable for securities fraud, common-law fraud, aiding and abetting common-law fraud, negligent misrepresentation, and breach of warranty in connection with an April 2007 transaction in which the individual defendants ( who were officers and/or directors of the Company at the time) sold beneficially owned shares of the Company to NYMEX and the Company issued NYMEX warrants for the purchase of additional shares.  The complaint seeks rescission, compensatory damages of at least $28.5 million, and/or punitive damages of $28.5 million.  The Company is unable to predict the outcome of this matter. The Court denied our motion to dismiss the complaint on March 31, 2010.

Bank of Montreal v. Optionable, Inc. et al.

On August 28, 2009, the Bank of Montreal (“BMO”) filed a complaint against the Company and other defendants in the United States District Court for the Southern District of New York.  The other defendants include  former Company employees Scott Connor and Ryan Woodgate, former Chief Executive Officer Kevin Cassidy, former Chairman Mark Nordlicht, and former President (and current Director) Edward O’Connor , as well as MF Global Inc. and one of its employees.  The complaint claims that the Company is liable for fraud, negligent misrepresentation, aiding and abetting fraud, aiding and abetting breach of fiduciary duty, and breach of contract.  It demands compensatory and punitive damages in an undetermined amount, including indemnification from the Company for certain of BMO’s trading losses and attorneys’ fees.  The Company is unable to predict the outcome of this litigation. The Court denied out motion to dismiss the complaint on June 18, 2010.

Claims from former employee

On December 7, 2009, Scott Connor, a co-defendant in the BMO action, filed cross-claims against the Company and other co-defendants in the United States District Court for the Southern District of New York.  Mr. Connor claims rights to indemnity and contribution from the Company for any liability he may have to BMO.  He also lays claims of breach of contract, quantum meruit, and unjust enrichment, on the basis of an allegation that the Company failed to pay him the full amount of salary and commissions that was due to him for 2007.  The Company is unable to predict the outcome of this matter. The Company filed a motion to dismiss Mr. Connor’s claims against it on November 15, 2010, which is currently pending before the Court.

On November 18, 2008, the Securities and Exchange Commission filed a complaint against the Company’s former Chief Executive Officer, Kevin Cassidy, its former President (and current Director), Edward O’Connor, and its former employee Scott Connor in the United States District Court for the Southern District of New York. The complaint claims that Mr. Cassidy and Mr. O’Connor are liable for violations of Rules 10b-5, 12b-20, 13a-1, 13a-14, 13a-16, 13b2-1, and 13b2-2 and Section 10(b), Section 13(a), Section 13(b)(2), and Section 13(b)(5) of the Exchange Act and Section 17(a) of the Securities Act. The complaint demands, among other things, that Mr. Cassidy and Mr. O’Connor disgorge their alleged ill-gotten gains, be permanently enjoined from certain activities, pay civil penalties, be prohibited from being an officer or director of any issuer that has registered securities or an issuer that is required to file reports pursuant to Section 15(d) of the Exchange Act.

On or about November 13, 2008,  the Department of Justice indicted the Company’s former Chief Executive Officer, Kevin Cassidy, in the United States District Court for the Southern District of New York, for wire fraud, conspiracy to commit wire fraud and securities fraud, among other charges that were later dismissed by a superseding indictment and/or the Department of Justice.

While the Company intends to defend itself vigorously against such claims and cross-claims, there exists the possibility of adverse outcomes that the Company cannot determine.  These matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7-Income Taxes

The components of the benefit for income taxes are as follows

	2010	2009
Current:
Federal	$87,819	$24,674
State	-

Total current	87,819	24,674

Deferred:
Federal	-
State	-
	-

Total benefit (provision) for income taxes	$87,819	$24,674

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	2010	2009
ed Federal statutory taxes	( 35.0%)	(35.0)%
Stat State income taxes, net of federal tax benefit	(5.7)	(5.7)
Cha Change in valuation allowance	35.9	(8.0)
Utilization of net operating loss carryback	3.9
Permanent differences (taxable gain on extinguishment of due to Stockholder in 2009)	0.9	48.8
	(0.00)%	(0.01)%

The tax effects of principal temporary differences between the carrying amount of assets and their tax bases are summarized below.

Management believes it is more likely than not that it will be able to offset certain deductions associated with these deferred tax assets to its prior or future years’ taxable income:

The components of the deferred tax assets are as follows:

	December 31,	December 31,
	2010	2009

Net operating losses	$883,532	$-
Allowance for bad debt	$179,465	$179,456
Other	3,055	~~-~~
State income tax carryforward	10,000	10,000
Intangible assets, net of amortization	132,593	132,593
	1,208,645	322,049
Valuation Allowance	(1,208,645)	(322,049)
Tot Total deferred tax assets- current	$-	$-

The recoverable income tax amounting to approximately $900,000 as of December 31, 2009 is recoverable from applications for carryback refund from the Company’s 2006 federal tax returns of which a substantial amount was received during the year ended 2010.

The Company has net operating losses of approximately $2.3 million for both federal and state tax purposes.

The valuation allowance of deferred tax assets increased by approximately $886,000 during 2010,.

Note 8 – Subsequent Events

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date for disclosure or recognition purposes.

In March 2011, the Company amended the 2004 Stock Option Plan and amended each of Andrew Samaan’s, Brad O’Sullivan and Matthew Katzeff’s stock option agreements.

Also in March 2011, the Company  granted 100,000 stock options to each board member as well as the Company’s controller, with an exercise price of $0.02 per share.

Copies of the amendment to the Plan, the amendments to these stock option agreements and the new stock options agreements dated March 1, 2011 have been filed on a Form 8-K dated March 4, 2011.