Form 10-Q
period 2011-03-31
Optionable Inc
filed 2011-05-12
CIK 1303433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2011.

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

The number of outstanding shares of the registrant’s Common Stock as of May 12, 2011 is 48,333,128.

OPTIONABLE, INC.

OPTIONABLE, INC. CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,596,725	$3,054,598
Refundable income taxes	92,393	92,393
Prepaid expenses	-	317,033
Total current assets	2,689,118	3,464,024

Total assets	$2,689,118	$3,464,024

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$295,200	$97,740
	295,200	97,740

Due to director, net of unamortized discount of $229,569 and $245,243
at March 31, 2011 and December 31, 2010, respectively	279,128	263,454
Total liabilities	574,328	361,194

Stockholders' Equity:
Preferred Stock; $.0001 par value, 5,000,000 shares authorized, none issued
and outstanding at March 31, 2011 and December 31, 2010	-	-
Common stock; $.0001 par value, 100,000,000 shares authorized,
52,428,203 issued and 48,333,128 outstanding
at March 31, 2011 and December 31, 2010	5,242	5,242
Additional paid-in capital	162,794,840	162,792,730
Treasury stock at cost, 4,095,075 shares at March 31, 2011 and December 31, 2010	(47,552)	(47,552)
Accumulated deficit	(160,637,740)	(159,647,590)

Total stockholders’ equity	2,114,790	3,102,830

Total liabilities and stockholders’ equity	$2,689,118	$3,464,024

See Notes to Unaudited Consolidated Financial Statements.

OPTIONABLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Operating expenses:
Selling, general and administrative	$979,541	$786,612

Total operating expenses	979,541	786,612

Operating loss	(979,541)	(786,612)

Other income (expense):
Interest income	5,064	2,933
Interest expense to related parties	(15,673)	(13,909)
	(10,609)	(10,976)

Loss before income tax benefit	(990,150)	(797,588)

Income tax benefit	-	147,912

Net loss	$(990,150)	$(649,676)

Basic loss per common share	$(0.02)	$(0.05)

Diluted loss per common share	$(0.02)	$(0.05)

Basic weighted average common
shares outstanding	48,333,128	48,333,128

Diluted weighted average common shares outstanding	48,333,128	48,333,128

See Notes to Unaudited Consolidated Financial Statements.

OPTIONABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(990,150)	$(649,676)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Amortization of debt discount	15,673	13,909
Share-based compensation expense	2,110	938
Changes in operating assets and liabilities:
Prepaid expenses	317,033	(2,414)
Accounts payable and accrued expenses	197,461	(61,292)
Recoverable income taxes	-	781,417

Net cash (used in) provided by operating activities	(457,873)	82,882

Net cash used in investing activities	-	-

Net cash used in financing activities	-	-

Net (decrease) increase in cash	(457,873)	82,882

Cash, beginning of period	3,054,598	4,231,534

Cash, end of period	$2,596,725	$4,314,416

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

Noncash investing and financing activities:	$-	$-

See Notes to Unaudited Consolidated Financial Statements.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Organization, Description of Business and Going Concern

Optionable, Inc. (the “Company”) is a corporation that was formed in Delaware in February 2000. Between April 2001 and July 2007, a substantial portion of its revenues were generated from providing energy derivative brokerage services to brokerage firms, financial institutions, energy traders, and hedge funds worldwide.

The Company has not generated any revenues since the third quarter of 2007 as a result of the termination of the business relationship with it by its largest customer together with the combined succession of events since then. The litigation matters listed below and discussed in Item 1 of Part II of this Report, “Legal Proceedings” have had a significant adverse impact on its business, including current and, likely, future results of operations and financial condition.

The Company’s management is seeking out possible business transactions and new business relationships in areas unrelated to brokerage services.

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

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  The accompanying consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2010 which was filed on April 4, 2011.

Note 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents.

The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 between January 2007 and October 2008 and $250,000 for interest-bearing accounts and an unlimited amount for noninterest-bearing accounts after October 2008. During the three-month periods ended March 31, 2011 and March 31, 2010, the Company had bank balances exceeding the FDIC insurance limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden failure of such financial institutions.  The Company’s cash and cash equivalents held at financial institutions exceeded the FDIC insurance limit at March 31, 2011 and December 31, 2010, respectively.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of March 31, 2011 and December 31, 2010, with the exception of its due to director.  The Company deems that the carrying value of the due to director approximates the fair value at March 31, 2011 and December 31, 2010.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of March 31, 2011 and December 31, 2010, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method).  The outstanding options amounted to 2,183,000 and 1,233,000 at March 31, 2011 and March 31, 2010 respectively. The outstanding warrants amounted to 0 and 100,000 at March 31, 2011 and March 31, 2010, respectively.  The options and warrants outstanding at March 31, 2011 and March 31, 2010, respectively, have been excluded from the computation of diluted common shares outstanding and diluted earnings per share due to their anti-dilutive effect.

Stock Compensation

Under ASC 718, Compensation-Stock Compensation, companies are required to measure the costs  of  stock-based  compensation  arrangements  based  on  the grant-date  fair value and recognize the costs in the financial  statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the SEC issued SAB 107. SAB 107 expresses views of the staff regarding the interaction between ASC 718 and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. Compensation cost is measured on the date of grant as its fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contingencies

The outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. FASB ASC 450-20-25-2, “Contingencies- Loss Contingencies-Recognition”, requires that an estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred.

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

Note 3- Prepaid expenses

Prepaid expenses primarily consists of retainers paid to certain law firms which represent the Company and certain former and current directors and officers in connection with legal proceedings which are described in Note 6 – “Litigation and Contingencies”.

Note 4 - Due to Related Parties

The terms and amounts of due to related parties at March 31, 2011 and December 31, 2010 are as follows:

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

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	March 31,	December 31,
	2011	2010
	$508,697	$508,697
Discount, using initial implied rate of 12%	(229,569)	(245,243)
	$279,128	$263,454

The amortization of the discount on the due to related parties amounted to approximately $15,673 and $14,000 during the three-month periods ended March 31, 2011 and March 31, 2010, respectively.

Note 5- Stockholders' Equity

Stock Compensation Plan

During November 2004, the Company adopted the 2004 Stock Option Plan, and amended it as of March 1, 2011 (as amended, the "2004 Plan"). The 2004 Plan allows for the grant of both incentive stock options and nonstatutory stock options. The 2004 Plan may be administered, interpreted and constructed by the Board of Directors. The number of shares of common stock which may be issued pursuant to options granted under the 2004 Plan may not exceed 7,500,000 shares.

During the three-month periods ending March 31, 2011 and March 31, 2010, respectively, the Company recorded share-based payment expenses amounting to approximately $2,110 and $938, in connection with all options outstanding at the respective measurement dates.  The amortization of share-based payment was recorded in selling, general and administrative during such periods.

The Company granted 500,000 options in March 2011, as follows: 100,000 options were granted to each of CEO Brad O'Sullivan, CFO Matthew Katzeff, Director Andrew Samaan, Director and former President Edward O’Connor and Comptroller Michael Templeton.  These were the only options granted during the three-month period ended March 31, 2011.

The Company granted no options during the three-month period ended March 31, 2010.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of the options granted during the three-month period ended March 31, 2011 is based on the Black Scholes Model using the following assumptions:

Exercise price:	$0.020

Market price at date of grant:	$0.020

Volatility:	162%

Expected dividend rate:	0%

Expected terms:	5 years

Risk-free interest rate:	2.12%

The following activity occurred under our plan:

	Three-month periods ended March 31,
	2011	2010

Weighted-average grant-date fair value of options granted	$0.020	$	N/A

Fair value of options granted	$9,335	$	N/A

The total compensation cost related to nonvested options not yet recognized amounted to approximately $7,200 at March 31, 2011 and the Company expects that it will be recognized over the following weighted-average period of 23 months.

If any options granted under the 2004 Plan expire or terminate without having been exercised or cease to be exercisable, such options will be available again under the 2004 Plan. All employees of the Company and its subsidiaries, if any, are eligible to receive incentive stock options and nonstatutory stock options. Non-employee directors and outside consultants who provided bona-fide services not in connection with the offer or sale of securities in a capital raising transaction are eligible to receive nonstatutory stock options. Incentive stock options may not be granted below the fair market value of the Company's common stock at the time of grant or, if to an individual who beneficially owns more than 10% of the total combined voting power of all stock classes of the Company or a subsidiary, the option price may not be less than 110% of the fair value of the common stock at the time of grant. The expiration date of an incentive stock option may not be longer than ten years from the date of grant. Option holders, or their representatives, may exercise their vested options up to three months after their employment termination or one year after their death or permanent and total disability. The 2004 Plan provides for adjustments upon changes in capitalization.  With respect to the current directors and officers of the Company, their nonstatutory stock options do not expire until the second anniversary of their resignation of the Company for Good Reason or termination without Cause (as these terms are defined in the 2004 Plan), or upon the occurrence of certain other events.  The 2004 Plan provides for adjustments upon changes in capitalization.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company's policy is to issue shares pursuant to the exercise of stock options from its available authorized but unissued shares of common stock. It does not issue shares pursuant to the exercise of stock options from its treasury shares.

Note 6 - Litigation and Contingencies

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

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Claims from former employee

On December 9, 2009, Scott Connor, a co-defendant in the BMO action, filed cross-claims against the Company.  Connor claims rights to indemnity and contribution from the Company for any liability he may have to BMO.  He also lays claims of breach of contract, quantum meruit, and unjust enrichment, on the basis of an allegation that the Company failed to pay him the full amount of salary and commissions that was due to him for 2007.  The Company is unable to predict the outcome of this matter.  The Company filed a motion to dismiss Mr. Connor’s claims against it on November 15, 2010, which is still pending before the Court.

While the Company intends to defend itself vigorously against such claims and cross-claims, there exists the possibility of adverse outcomes that the Company cannot determine.  These matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

Note 7 - Income Taxes

The tax benefit of the net operating loss for the three-month period ended March 31, 2011 was approximately $340,000.  Realization of this benefit is dependent on the Company earning future taxable income.  This amount is fully reserved by a valuation allowance due to the uncertainty of realization.

The recoverable income tax amounting to approximately $92,000 as of March 31, 2011 and December 31, 2010 is recoverable from applications for carryback refund from the Company’s 2006 federal tax returns.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company evaluated subsequent events after the balance sheet date of March 31, 2011 through the date on which these financial statements were filed.

The Company did not have any material subsequent events to disclose.

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

The Company has not generated any revenues since the third quarter of 2007 as a result of the termination of the business relationship by its largest customer and the succession of events since then. In addition, the matters discussed in Note 6 to the Financial Statements and Item 1 of Part II of this Report "Legal Proceedings" have had a significant adverse impact on its business and future results of operations and financial condition.

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

The Company has exhausted its insurance policy for the current litigation matters described in Note 6 to the Financial Statements and Item 1 of Part II of this Report "Legal Proceedings". As a result of this and the fact that the Company has not generated any revenues since the third quarter of 2007, the Company cash reserves, liquidity and capital resources likely will decrease more rapidly in the coming reporting cycles. The Company’s Board of Directors has placed a cap on advancements for litigation expenses at $40,000 per month per defendant. Going forward these advancements for litigation fees will no longer be covered by insurance.

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

Results of Operations

			Increase/	Increase/
	For the three months ended		(Decrease)	(Decrease)
	March 31,		in $ 2011	in % 2011
	2011	2010	vs 2010	vs 2010

Operating expenses:
Selling, general and administrative	979,541	786,612	192,929	24.5%
Total operating expenses	979,541	786,612	192,929	24.5%

Operating loss	(979,541)	(786,612)	(192,929)	24.5%

Other income (expense):
Interest income	5,064	2,933	2,131	72.7%
Interest expense-related parties	(15,673)	(13,909)	1,764	12.7%
	(10,609)	(10,976)	(367)	-3.3%

Net loss before income tax	(990,150)	(797,588)	(192,562)	24.1%

Income tax benefit	-	147,912	(147,912)	-100.0%

Net loss	$(990,150)	$(649,676)	$340,474	52.4%

NM:  Not meaningful

General and administrative expenses

General and administrative expenses consists primarily of legal fees, incurred in connection with the Company’s attention to matters described in Note 6 to the Financial Statements and Item 1 of Part II of this Report "Legal Proceedings", expenses incurred in connection with the handling of certain matters which occur during the course of our operations and compensation of personnel supporting our operations.

The increase in general and administrative expenses during the three-month period ended March 31, 2011, in comparison to the comparable period in 2010, is primarily due to the increase in expenses of legal counsel, which were approximately $920,000 and $560,000 for the three-month periods ended March 31, 2011 and March 31, 2010, respectively, offset by substantially lower salaries having been paid to the Company's current chief executive officer and chief financial officer compared to their predecessors.

As a result of the matters discussed above and in Item 1 of Part II of this Report, we believe that our legal fees for 2011 will continue to constitute a large share of our general and administrative expenses.

Interest income

Interest income consists primarily of interest earned on interest-bearing cash and cash equivalents. The increase in interest income during the three month period ended March 31, 2011, in comparison to the comparable period in 2010, is primarily due to the increase in the amount of the Company’s cash and cash equivalents held in interest bearing-accounts.

Interest expense to related parties

Interest expense to related parties consists of interest charges associated with amounts due to related parties. As of March 31, 2011, the only remaining related party note payable is due to Edward O’Connor.  The increase in interest expense to related parties during the three-month period ended March 31, 2011, in comparison to the comparable period in 2010, is due to the amortization of the discount.  See Note 4 to Financial Statements.

Income tax

Income tax benefit/expense consists of federal and state current and deferred income tax or benefit based on our net income. The decrease in our deferred income tax benefit during the three-month period ended March 31, 2011, in comparison to the comparable period in 2010, is primarily due to refundable taxes having been delivered since the end of the prior year period and prior to the commencement of the current period.  See Note 7 to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance as of March 31, 2011 amounts to approximately $2.6 million.

During the three-month period ended March 31, 2011, we used cash for operating activities of approximately $458,000, resulting from the net loss incurred by the Company of approximately $990,000, adjusted for:

·	the amortization of debt discount of approximately $15,673 and share-based compensation expense of approximately $2,100;
·	a decrease in prepaid expenses of approximately $317,000; and
·	an increase in accounts payable and accrued expenses of approximately $197,000.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of significant accounting policies is included in Note 2 of the unaudited financial statements included in this Report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition. Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for us include the following:

Contingencies

The outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. FASB ASC 450-20-25-2, “Contingencies- Loss Contingencies-Recognition”, requires that an estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred.

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

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of May 12, 2011, our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that, as of May 12, 2011, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II: OTHER INFORMATION

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

Claims from former employee

On December 9, 2009, Scott Connor, a co-defendant in the BMO action, filed cross-claims against the Company.  Connor claims rights to indemnity and contribution from the Company for any liability he may have to BMO.  He also lays claims of breach of contract, quantum meruit, and unjust enrichment, on the basis of an allegation that the Company failed to pay him the full amount of salary and commissions that was due to him for 2007.  The Company is unable to predict the outcome of this matter.  The Company filed a motion to dismiss Mr. Connor’s claims against it on November 15, 2010, which motion is still pending before the Court.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

May 12, 2011

Optionable, Inc.

	By:	/s/ Brad P. O’Sullivan

Brad P. O’Sullivan

Chief Executive Officer

(Principal Executive Officer)