Form 10-Q
period 2011-06-30
Optionable Inc
filed 2011-08-10
CIK 1303433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2011.

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

The number of outstanding shares of the registrant’s Common Stock as of August 10, 2011 is 48,333,128.

OPTIONABLE, INC.
INDEX1

1 Correct page numbers.

OPTIONABLE, INC.
CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,287,804	$3,054,598
Refundable income taxes	92,393	92,393
Prepaid expenses	-	317,033
Total current assets	2,380,197	3,464,024

Total assets	$2,380,197	$3,464,024

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$279,059	$97,740
	279,059	97,740

Due to director, net of unamortized discount of $140,800 and $245,243 at June 30, 2011 and December 31, 2010, respectively	367,896	263,454
Total liabilities	646,955	361,194

Stockholders' Equity:
Preferred Stock; $.0001 par value, 5,000,000 shares authorized, none issued and outstanding at June 30, 2011 and December 31, 2010	-	-
Common stock; $.0001 par value, 100,000,000 shares authorized,52,428,203 issued and 48,333,128 outstanding at June 30, 2011 and December 31, 2010	5,242	5,242
Additional paid-in capital	162,796,000	162,792,730
Treasury stock at cost, 4,095,075 shares at June 30, 2011 and December 31, 2010	(47,552)	(47,552)
Accumulated deficit	(161,020,448)	(159,647,590)

Total stockholders’ equity	1,733,242	3,102,830

Total liabilities and stockholders’ equity	$2,380,197	$3,464,024

See Notes to Consolidated Financial Statements.

OPTIONABLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses:
Selling, general and administrative	$381,203	$572,781	$1,360,744	$1,359,392

Total operating expenses	381,203	572,781	1,360,744	1,359,392

Operating loss	(381,203)	(572,781)	(1,360,744)	(1,359,392)

Other income (expense):
Interest income	4,143	2,391	9,207	5,324
Interest expense to related parties	(10,820)	(14,331)	(21,321)	(28,240)
	(6,677)	(11,940)	(12,114)	(22,916)

Loss before income tax benefit	(387,880)	(584,721)	(1,372,858)	(1,382,308)

Income tax benefit	-	-	-	147,912

Net loss	$(387,880)	$(584,721)	$(1,372,858)	$(1,234,396)

Basic loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Diluted loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Basic weighted average common shares outstanding	48,333,128	48,333,128	48,333,128	48,333,128

Diluted weighted average common shares outstanding	48,333,128	48,333,128	48,333,128	48,333,128

See Notes to Consolidated Financial Statements.

OPTIONABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30,
	2011	2010
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(1,372,858)	$(1,234,396)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of debt discount	21,322	28,240
Write Down of Debt Discount	83,120	-
Share-based compensation expense	3,270	3,305
Changes in operating assets and liabilities:
Prepaid and other assets	317,033	21,280
Accounts payable and accrued expenses	181,319	180,229
Recoverable income taxes	-	781,417

Net cash (used in) provided by operating activities	(766,794)	(219,925)

Net cash used in investing activities	-	-

Net cash used in financing activities	-	-

Net (decrease) increase in cash	(766,794)	(219,925)

Cash, beginning of period	3,054,598	4,231,534

Cash, end of period	$2,287,804	$4,011,609

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

Noncash investing and financing activities:	$-	$-

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

The Company has not generated any revenues since the third quarter of 2007 as a result of the termination of the business relationship with it by its largest customer together with the combined succession of events since then. The litigation matters listed below have had a significant adverse impact on its business, including current and, likely, future results of operations and financial condition.

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

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  The accompanying consolidated financial statements should be read in conjunction with the Company’s form 10-K for the fiscal year ended December 31, 2010 which was filed on April 4, 2011.

Note 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents.

The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 between January 2007 and October 2008 and $250,000 for interest-bearing accounts and an unlimited amount for noninterest-bearing accounts after October 2008. During the six-month periods ended June 30, 2011 and June 30, 2010, the Company had bank balances exceeding the FDIC insurance limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden failure of such financial institutions.  The Company’s cash and cash equivalents held at financial institutions exceeded the FDIC insurance limit at June 30, 2011 and December 31, 2010, respectively.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2011 and December 31, 2010, with the exception of its due to director.  The Company deems that the carrying value of the due to director approximates the fair value at June 30, 2011 and December 31, 2010.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of June 30, 2011 and December 31, 2010, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method).  The outstanding options amounted to 2,183,000 and 1,733,000 at June 30, 2011 and June 30, 2010 respectively. The outstanding warrants amounted to 0 and 100,000 at June 30, 2011 and June 30, 2010, respectively.  The options and warrants outstanding at June 30, 2011 and June 30, 2010, respectively, have been excluded from the computation of diluted common shares outstanding and diluted earnings per share due to their anti-dilutive effect.

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

Note 3 - Prepaid expenses

Prepaid expenses primarily consists of retainers paid to certain law firms which represent the Company and certain former and current directors and officers in connection with legal proceedings which are described in Note 6 – “Litigation and Contingencies”.

Note 4 - Due to Related Parties

The terms and amounts of due to related parties at June 30, 2011 and December 31, 2010 are as follows:

A Director and former President is entitled to a payment of $508,697 (the “Principal Amount”), plus interest, if applicable, upon the following terms.  In the event that the Company secures financing of at least $1,000,000 (the “Capital Raise”), the Director and former President will be entitled to a payment equal to the lesser of (i) 12.5% of the Capital Raise, (ii) $381,250, and (iii) any unpaid Principal Amount.  In the event that upon a Capital Raise, the entire Principal Amount has not been repaid, then the Director and former President shall be issued a promissory note (the “Capital Raise Note”) in the principal amount of any then unpaid Principal Amount remaining after the payments described in the preceding sentence.  The Capital Raise Note shall be due and payable on April 1, 2014 and shall bear interest at a rate of 4.68% annually.  In the event that no Capital Raise shall have occurred prior to April 1, 2014, then the unpaid Principal Amount shall be due and payable as of such date:

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	June 30,	December 31,
	2011	2010
	$508,697	$508,697
Discount, using initial implied rate of 12%	(140,800)	(245,243)
	$367,896	$263,454

The amortization of the discount on the due to related parties amounted to approximately $21,321 and $28,000 during the six-month periods ended June 30, 2011 and June 30, 2010, respectively.

Additionally, during the six month period ended June 30, 2011, the Company made an adjustment to the discount to write off an amount proportionate to previously paid principal. This resulted in a charge of approximately $83,000 that is included in selling, general and administrative expense for the three- and six-month periods ended June 30, 2011.

Note 5 - Stockholders' Equity

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

During the six-month periods ending June 30, 2011 and June 30, 2010, respectively, the Company recorded share-based payment expenses amounting to approximately $3,270 and $3,305, in connection with all options outstanding at the respective measurement dates.  The amortization of share-based payment was recorded in selling, general and administrative during such periods.

The Company granted 500,000 options in March 2011, as follows: 100,000 options were granted to each of CEO Brad O'Sullivan, CFO Matthew Katzeff, Director Andrew Samaan, Director and former President Edward O’Connor and Comptroller Michael Templeton. These were the only options granted during the six-month period ended June 30, 2011.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company granted 500,000 options to Mr. O’Sullivan during the six-month period ended June 30, 2010.

The fair value of the options granted during the three-month period ended June 30, 2011 is based on the Black Scholes Model using the following assumptions:

Exercise price:	$0.020

Market price at date of grant:	$0.020

Volatility:	162%

Expected dividend rate:	0%

Expected terms:	5 years

Risk-free interest rate:	2.12%

The following activity occurred under our plan:

	Six-month periods ended June 30,
	2011	2010

Weighted-average grant-date fair value of options granted	$0.020	$0.014

Fair value of options granted	$9,335	$3,305

The total compensation cost related to nonvested options not yet recognized amounted to approximately $6,900 at June 30, 2011 and the Company expects that it will be recognized over the following weighted-average period of 23 months.

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

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Note 7 - Income Taxes

The tax benefit of the net operating loss for the six-month period ended June 30, 2011 was approximately $435,000.  Realization of this benefit is dependent on the Company earning future taxable income.  This amount is fully reserved by a valuation allowance due to the uncertainty of realization.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The refundable income tax amounting to approximately $92,000 as of June 30, 2011 and December 31, 2010 is recoverable from applications for carryback refund from the Company’s 2006 federal tax returns.

Note 8 – Subsequent Events

In accordance with ASC 855 - “Subsequent Events”, the Company evaluated subsequent events after the balance sheet date of June 30, 2011 through the date on which these financial statements were filed.

On August 3, 2011, the Company granted 100,000 options to a non-employee Director.

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

The Company has not generated any revenues since the third quarter of 2007 as a result of the termination of the business relationship by its largest customer and the succession of events since then. In addition, the matters discussed in Note 6 to the Financial Statements have had a significant adverse impact on its business and future results of operations and financial condition.

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

The Company has exhausted its insurance policy for the current litigation matters described in Note 6 to the Financial Statements. As a result of this and the fact that the Company has not generated any revenues since the third quarter of 2007, the Company cash reserves, liquidity and capital resources likely will decrease more rapidly in the coming reporting cycles. Going forward litigation expenses will no longer be covered by insurance.

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

Results of Operations

			Increase/	Increase/			Increase/	Increase/
	For the three months ended		(Decrease)	(Decrease)	For the six months ended		(Decrease)	(Decrease)
	June 30,		in $ 2011	in % 2011	June 30,		in $ 2011	in % 2011
	2011	2010	vs 2010	vs 2010	2011	2010	vs 2010	vs 2010

Operating expenses:
Selling, general and administrative	381,203	572,781	(191,578)	-33.4%	1,360,744	1,359,392	1,352	0.1%
Total operating expenses	381,203	572,781	(191,578)	-33.4%	1,360,744	1,359,392	1,352	0.1%

Operating loss	(381,203)	(572,781)	191,578	-33.4%	(1,360,744)	(1,359,392)	(1,352)	0.1%

Other income (expense):
Interest income	4,143	2,391	1,752	73.3%	9,207	5,324	3,883	72.9%
Interest expense-related parties	(10,820)	(14,331)	(3,511)	-24.5%	(21,321)	(28,240)	(6,919)	-24.5%
	(6,677)	(11,940)	(5,263)	-44.1%	(12,114)	(22,916)	(10,802)	-47.1%

Net loss before income tax	(387,880)	(584,721)	196,841	-33.7%	(1,372,858)	(1,382,308)	9,450	-0.7%

Income tax benefit	-	-	-	NM	-	147,912	(147,912)	-100.0%

Net loss	$(387,880)	$(584,721)	$(196,841)	-33.7%	$(1,372,858)	$(1,234,396)	$138,462	11.2%

NM: Not meaningful

General and administrative expenses

General and administrative expenses consists primarily of legal fees, incurred in connection with the Company’s attention to matters described in Note 6 to the Financial Statements, expenses incurred in connection with the handling of certain matters which occur during the course of our operations and compensation of personnel supporting our operations.

The increase of $1,352 in general and administrative expenses during the six-month period ended June 30, 2011, in comparison to the comparable period in 2010, is primarily due to increased expenses of legal counsel, which were approximately $941,495 and $688,199 for the six-month periods ended June 30, 2011 and June 30, 2010, respectively, and a correction of approximately $83,000 to the discount on the related party note during the six-month period ended June 30, 2011.  See Note 4 to Financial Statements.  Such increases were partially offset by decreases in expenses associated with payroll, accounting services, insurance, telecommunications, investor relations and other third party services, as well as the effect of the Company’s implementation of a general cost reduction policy.

The decrease of $191,578 in general and administrative expenses during the three-month period ended June 30, 2011, in comparison to the comparable period in 2010, is primarily due to the decreases in expenses associated with payroll, accounting services, insurance, telecommunications, investor relations and other third party services, as well as the effect of the Company’s implementation of a general cost reduction policy.  These decreases in expenses were partially offset by increased expenses of legal counsel, which were approximately $242,822 and $141,420 for the three-month periods ended June 30, 2011 and June 30, 2010, respectively, and a correction of approximately $83,000 to the discount on the related party note during the three-month period ended June 30, 2011.  See Note 4 to Financial Statements.

As a result of the matters discussed above in Note 6 to the Financial Statements, we believe that our legal fees for the remainder of 2011 will continue to constitute a large share of our general and administrative expenses.

Interest income

Interest income consists primarily of interest earned on interest-bearing cash and cash equivalents. The increase in interest income during the three and six-month periods ended June 30, 2011, in comparison to the comparable periods in 2010, is primarily due to the increase in the amount of the Company’s cash and cash equivalents held in interest bearing-accounts and the increase in the rates of interest earned by the Company on such amounts.

Interest expense to related parties

Interest expense to related parties consists of interest charges associated with amounts due to related parties. As of June 30, 2011, the only remaining related party note payable is due to Edward O’Connor, a Director and former President.  The increase in interest expense to related parties during the three- and six-month periods ended June 30, 2011, in comparison to the comparable periods in 2010, is due to the amortization of the discount.  See Note 4 to Financial Statements.

Income tax

Income tax benefit/expense consists of federal and state current and deferred income tax or benefit based on our net income. The decrease in our deferred income tax benefit during the six-month period ended June 30, 2011, in comparison to the comparable period in 2010, is primarily due to refundable taxes having been delivered since the end of the prior year period and prior to the commencement of the current period.  See Note 7 to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance as of June 30, 2011 amounts to approximately $2.3 million.

During the six-month period ended June 30, 2011, we used cash for operating activities of approximately $766,000, resulting from the net loss incurred by the Company of approximately $1.37 million, adjusted for:

·	the amortization of debt discount of approximately $21,321 and share-based compensation expense of approximately $3,270;
·	a decrease in prepaid expenses of approximately $317,000; and
·	an increase in accounts payable and accrued expenses of approximately $181,000.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our Chief Executive Officer and our Principal Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II: OTHER INFORMATION

ITEM 1. Legal Proceedings

During the six-month period ended June 30, 2011, there were no material developments to the Company’s legal proceedings described in Note 6 to Financial Statements.  Reference is made to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2011 for the most recent disclosure by the Company of its legal proceedings.

Due to billing disputes with counsel representing the Company in the three litigations with respect to which it is a defendant, McCormick & O'Brien LLP (“MCOB”) withdrew as counsel to the Company effective as of July 12, 2011.  While the Company vigorously disagrees with the position taken by MCOB, the Company has since settled the dispute with MCOB.

On July 15, 2011, Norton & Associates, LLC replaced MCOB as counsel to the Company in connection with the three litigations with respect to which it is a defendant.

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

3.2	Certificate of Amendment to the Certificate of Incorporation of Optionable, Inc., dated March 30, 2000 (incorporated by reference to Exhibit 3(i)(b) to the SB-2)

3.3	Certificate of Amendment to the Certificate of Incorporation of Optionable, Inc., dated May 31, 2000 (incorporated by reference to Exhibit 3(i)(c) to the SB-2).

3.4	Certificate of Amendment to the Certificate of Incorporation of Optionable, Inc., dated July 21, 2000 (incorporated by reference to Exhibit 3(i)(d) to the SB-2).

3.5	Corrected Certificate of Amendment to the Certificate of Incorporation of Optionable, Inc., dated January 31, 2003 (incorporated by reference to Exhibit 3(i)(e) to the SB-2).

3.6	Certificate of Amendment to the Certificate of Incorporation of Optionable, Inc., dated June 9, 2004 (incorporated by reference to Exhibit 3.1(i)(f) to the SB-2).

3.7	Amended and Restated By-laws of Optionable, Inc. (incorporated by reference to the registrant's Current Report on Form 8-K, dated as of June 25, 2010 and filed on June 28, 2010)

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

10.9	Form of Incentive Stock Option Agreement(incorporated by reference to Exhibit 4.2 to the S-8)

10.10	Nonstatutory Stock Option Agreement(incorporated by reference to Exhibit 4.3 to the S-8)

10.11	Prepaid Commission Agreement, dated February 3, 2003, between the Company and Mark Nordlicht (incorporated by reference to Exhibit 10(vi) to the SB-2).

10.12	Revolving Credit Facility Agreement, dated June 5, 2003, between the Company and Platinum Value Arbitrage Fund LP (incorporated by reference to Exhibit 10(vii)(a) to the SB-2)

10.13	$500,000 Revolving Promissory Note from the Company to Platinum Value Arbitrage Fund LP dated June 5, 2003 (incorporated by reference to Exhibit 10(vii)(b) to the SB-2)

10.14	Prepaid Commission Agreement, dated June 9, 2003, between the Company and Platinum Partners Value Arbitrage Fund LLP(incorporated by reference to Exhibit 10(viii) to the SB-2)

10.15	Loan Agreement, dated February 13, 2004, between the Company and Mark Nordlicht (incorporated by reference to Exhibit 10(ix)(a) to the SB-2)

10.16	$250,000 Promissory Note, dated February 13, 2004, from the Company to Mark Nordlicht (incorporated by reference to Exhibit 10(ix)(b) to the SB-2)

10.17	$250,000 Promissory Note Extension Agreement, dated September 9, 2004 (incorporated by reference to Exhibit 10(ix)(c) to the SB-2)

10.18	Loan Agreement, dated March 8, 2004, between the Company and Mark Nordlicht (incorporated by reference to Exhibit 10(x)(a) to the SB-2)

10.19	$50,000 Promissory Note, dated March 8, 2004, from the Company to Mark Nordlicht (incorporated by reference to Exhibit 10(x)(b) to the SB-2)

10.20	$50,000 Promissory Note Extension Agreement, dated September 9, 2004 (incorporated by reference to Exhibit 10(x)(c) to the SB-2)

10.21	Loan Agreement, dated March 22, 2004, between the Company and Mark Nordlicht (incorporated by reference to Exhibit 10(xi)(a) to the SB-2)

10.22	$5,621,753.18 Promissory Note, dated March 22, 2004, from the Company to Mark Nordlicht (incorporated by reference to Exhibit 10(xi)(b) to the SB-2)

10.23	Addendum to Loan Agreement, dated March 22, 2004 (incorporated by reference to Exhibit 10(xi)(c) to the SB-2)

10.24	Addendum to Promissory Note, dated March 22, 2004 (incorporated by reference to Exhibit 10(xi)(d) to the SB-2)

10.25	Revolving Credit Facility Agreement, dated April 15, 2004, between the Company and Mark Nordlicht (incorporated by reference to Exhibit 10(xii)(a) to the SB-2)

10.26	$50,000 Promissory Note, dated April 15, 2004, from the Company to Mark Nordlicht (incorporated by reference to Exhibit 10(xii)(b) to the SB-2)

10.27	Warrant Agreement for the Purchase of Common Stock (incorporated by reference to the registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006)

10.28	Service and Repurchase Agreement (incorporated by reference to the registrant's Current Report on Form 8-K, dated as of January 31, 2007)

10.29	Code of Business Conduct and Ethics (Incorporated by reference to the registrant’s Form 10-KSB for the fiscal year ended December 31, 2007)

10.30
Acquisition Agreement, dated March 23, 2007, between the Company, Peter Holmquist, Douglas Towne, and Joseph McHugh (incorporated by reference to the registrant's Current Report on Form 8-K, dated as of March 23, 2007.

10.31
Release, Rescission and Termination Agreement, dated May 18, 2007, by and among Optionable, Inc., Peter Holmquist, Douglas Towne, Joseph McHugh and Nicole Troiani (incorporated by reference to the registrant's Current Report on Form 8-K, dated as of May 18, 2007).

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

10.40
Letter Agreement, dated as of November 26, 2007, by and between Optionable, Inc. and Thomas Burchill (incorporated by reference to the registrant's Current Report on Form 8-K, dated as of November 26, 2007).

10.41
Letter Agreement, dated as of November 26, 2007, by and between Optionable, Inc. and Dov Rauchwerger (incorporated by reference to the registrant's Current Report on Form 8-K, dated as of November 26, 2007).

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

10.47
Settlement and Voting Agreement between Optionable, Inc. and Mark Nordlicht dated as of  February 26, 2009 (incorporated by reference to the registrant’s Current Report on Form 8-K dated as of February 27, 2009)

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

10.50	Indemnification Agreement, by and between Optionable, Inc. and Brad P. O’Sullivan (incorporated by reference to the registrant's Current Report on Form 8-K, dated as of July 2, 1010).

10.51	Indemnification Agreement, by and between Optionable, Inc. and Andrew Samaan (incorporated by reference to the registrant's Current Report on Form 8-K, dated as of July 2, 1010).

10.52	First Amendment to 2004 Stock Option Plan (incorporated by reference to the registrant's Current Report on Form 8-K, dated as of March 4, 2011).

10.53	Amendment to Stock Option Agreement between Optionable, Inc. and Matthew Katzeff (incorporated by reference to the registrant's Current Report on Form 8-K, dated as of March 4, 2011).

10.54	Amendment to Stock Option Agreement between Optionable, Inc. Brad O’Sullivan (incorporated by reference to the registrant's Current Report on Form 8-K, dated as of March 4, 2011).

10.55	Amendment to Stock Option Agreement between Optionable, Inc. and Andrew Samaan (incorporated by reference to the registrant's Current Report on Form 8-K, dated as of March 4, 2011).

31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2*	Certification by Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2*	Certification by Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

*   Filed herewith

**XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 10, 2011

Optionable, Inc.

	By:	/s/ Brad P. O’Sullivan

Brad P. O’Sullivan

Chief Executive Officer

(Principal Executive Officer)