Form 10-Q
period 2011-09-30
Optionable Inc
filed 2011-11-14
CIK 1303433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2011.

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

The number of outstanding shares of the registrant’s Common Stock as of November 10, 2011 is 48,333,128.

OPTIONABLE, INC.

OPTIONABLE, INC.
CONSOLIDATED BALANCE SHEETS

	September 30	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,778,175	$3,054,598
Refundable income taxes	92,393	92,393
Prepaid expenses	40,000	317,033
Total current assets	1,910,568	3,464,024

Total assets	$1,910,568	$3,464,024

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$412,574	$97,740
	412,574	97,740

Due to director, net of unamortized discount of $129,652 and $245,243 at September 30, 2011 and December 31, 2010, respectively	379,044	263,454
Total liabilities	791,618	361,194

Stockholders' Equity:
Preferred Stock; $.0001 par value, 5,000,000 shares authorized, none issued and outstanding at September 30, 2011 and December 31, 2010	-	-
Common stock; $.0001 par value, 100,000,000 shares authorized, 52,428,203 issued and 48,333,128 outstanding at September 30, 2011 and December 31, 2010	5,242	5,242
Additional paid-in capital	162,799,228	162,792,730
Treasury stock at cost, 4,095,075 shares at September 30, 2011 and December 31, 2010	(47,552)	(47,552)
Accumulated deficit	(161,637,968)	(159,647,590)

Total stockholders’ equity	1,118,950	3,102,830
Total liabilities and stockholders’ equity	$1,910,568	$3,464,024

See Notes to Consolidated Financial Statements.

OPTIONABLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses:
Selling, general and administrative	$692,883	$114,130	$2,053,627	$1,473,522

Total operating expenses	692,883	114,130	2,053,627	1,473,522

Operating loss	(692,883)	(114,130)	(2,053,627)	(1,473,522)

Other income (expense):
Interest income	892	1,779	10,099	7,103
Interest expense to related parties	(31,829)	(14,765)	53,150	(43,005)
	(30,937)	(12,986)	63,249	(35,902)

Loss before income tax benefit	(723,820)	(127,116)	(1,990,378)	(1,509,424)

Income tax benefit	-	241	-	147,671

Net loss	$(723,820)	$(126,875)	$(1,990,378)	$(1,361,753)

Basic loss per common share	$(0.01)	$-	$(0.04)	$(0.03)

Diluted loss per common share	$(0.01)	$(0.00)	$(0.04)	$(0.03)

Basic weighted average common shares outstanding	48,333,128	48,328,328	48,333,128	48,328,328

Diluted weighted average common shares outstanding	48,333,128	48,328,328	48,333,128	48,328,328

See Notes to Consolidated Financial Statements.

OPTIONABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30,
	2011	2010
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(1,990,378)	$(1,361,753)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of debt discount	32,470	43,005
Write Down of Debt Discount	83,120	-
Share-based compensation expense	6,498	4,817
Changes in operating assets and liabilities:
Prepaid and other assets	277,033	21,280
Accounts payable and accrued expenses	426,912	(125,744)
Recoverable income taxes		781,417

Net cash (used in) provided by operating activities	(1,164,345)	(636,978)

Net cash used in investing activities	-	-

Net cash used in financing activities
Other Income	(112,078)	-

Net (decrease) increase in cash	(1,276,423)	(636,978)

Cash, beginning of period	3,054,598	4,231,534

Cash, end of period	$1,778,175	$3,594,556

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

Noncash investing and financing activities:	$-	$-

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

The Company is a defendant in two significant legal proceedings, one brought by its largest stockholder, Chicago Mercantile Exchange/ New York Mercantile Exchange (“NYMEX”), and another brought by its former largest customer, Bank of Montreal (“BMO”).  Also named in such lawsuits, among others, are one of the Company’s current board members and former president; the Company’s former chief executive officer; and the Company’s former chairman.  Additionally, one of the Company’s current board members and former president and the Company’s former chief executive officer are defendants in a claim made by the Securities and Exchange Commission.

On August 15, 2011, a former chief executive officer of the Company plead guilty to conspiracy in violation of Title 18, United States Code, Section 371 before the United States District Court for the Southern District of New York.

On November 7, 2011, one of the Company’s current board members and former president and the Company consented to the entry of a Consent Order of Permanent Injunction, Civil Monetary Penalty and Ancillary Equitable Relief, which was entered by the United States District Court for the Southern District of New York in the matter Commodity Futures Trading Commission v. Kevin Cassidy, Edward O'Connor, Optionable, Inc., David Lee and Robert Moore (08-CIV-9962 (GBD)(JLC)).

Going Concern

The Company is unable to determine whether it will have sufficient funds to meet its obligations for at least the next twelve months. The combination of its anticipated legal costs to defend against current legal proceedings, the potential amounts the Company would have to pay if there are negative outcomes in one or more of such legal proceedings, the Company’s obligations under its indemnification obligations and additional legal expenses incurred by the Company could exceed the Company’s resources. The legal proceedings also negatively impact the Company’s ability to enter into strategic transactions with other companies.  The Company’s future depends on its ability to satisfactorily resolve the aforementioned legal issues and there is no assurance it will be able to do so. If the Company fails for any reason, it would not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the US Bankruptcy Code.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.  The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 which was filed on April 4, 2011.

Note 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents.

The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000 for interest-bearing accounts and an unlimited amount for noninterest-bearing accounts. During the nine-month periods ended September 30, 2011 and September 30, 2010, the Company had bank balances exceeding the FDIC insurance limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden failure of such financial institutions.  The Company’s cash and cash equivalents held at financial institutions exceeded the FDIC insurance limit at September 30, 2011 and December 31, 2010, respectively.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2011 and December 31, 2010, with the exception of its due to director.  The Company deems that the carrying value of the due to director approximates the fair value at September 30, 2011 and December 31, 2010.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of September 30, 2011 and December 31, 2010, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method).  The outstanding options amounted to 2,283,000 and 1,233,000 at September 30, 2011 and September 30, 2010, respectively. The outstanding warrants amounted to 0 and 0 at September 30, 2011 and September 30, 2010, respectively.  The options and warrants outstanding at September 30, 2011 and September 30, 2010, respectively, have been excluded from the computation of diluted common shares outstanding and diluted earnings per share due to their anti-dilutive effect.

Stock Compensation

Under ASC 718 - Compensation-Stock Compensation, companies are required to measure the costs  of  stock-based  compensation  arrangements  based  on  the grant-date  fair value and recognize the costs in the financial  statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the SEC issued SAB 107. SAB 107 expresses views of the staff regarding the interaction between ASC 718 and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. Compensation cost is measured on the date of grant as its fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

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

Note 4 - Due to Related Parties

The terms and amounts of due to related parties at September 30, 2011 and December 31, 2010 are as follows:

One of the Company’s current board members and former president is entitled to a payment of $508,697 (the “Principal Amount”), plus interest, if applicable, upon the following terms.  In the event that the Company secures financing of at least $1,000,000 (the “Capital Raise”), this person will be entitled to a payment equal to the lesser of (i) 12.5% of the Capital Raise, (ii) $381,250, and (iii) any unpaid Principal Amount.  In the event that upon a Capital Raise, the entire Principal Amount has not been repaid, then this person shall be issued a promissory note (the “Capital Raise Note”) in the principal amount of any then unpaid Principal Amount remaining after the payments described in the preceding sentence.  The Capital Raise Note shall be due and payable on April 1, 2014 and shall bear interest at a rate of 4.68% annually.  In the event that no Capital Raise shall have occurred prior to April 1, 2014, then the unpaid Principal Amount shall be due and payable as of such date.  This liability is recorded on the Company’s balance sheet as follows:

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	September 30,	December 31,
	2011	2010
	$508,697	$508,697
Discount, using initial implied rate of 12%	(129,653)	(245,243)
	$379,044	$263,454

The amortization of the discount on the due to related parties amounted to approximately $32,469 and $43,005 during the nine-month periods ended September 30, 2011 and September 30, 2010, respectively.

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

During the nine-month periods ending September 30, 2011 and September 30, 2010, respectively, the Company recorded share-based payment expenses amounting to approximately $3,228 and $810, in connection with all options outstanding at the respective measurement dates.  The amortization of share-based payment was recorded in selling, general and administrative during such periods.

The Company granted 500,000 options in March 2011, as follows: 100,000 options were granted to each of CEO Brad O'Sullivan, CFO Matthew Katzeff, Director Andrew Samaan, Director and former President Edward O’Connor and Comptroller Michael Templeton.  On August 3, 2011, the Company granted 100,000 options to Andrew Samaan, a non-employee Director.  These were the only options granted during the nine-month period ended September 30, 2011.

The Company granted 500,000 options to Mr. O’Sullivan during the nine-month period ended September 30, 2010.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of the options granted during the nine-month period ended September 30, 2011 is based on the Black Scholes Model using the following assumptions:

	500,000 Options Issued On March 1, 2011	100,000 Options Issued On August 3, 2011

Exercise price:	$0.020	$0.036

Market price at date of grant:	$0.020	$0.04

Volatility:	162%	162%

Expected dividend rate:	0%	0%

Expected terms:	5 years	5 years

Risk-free interest rate:	2.12%	2.12%

The following activity occurred under our plan:

	Nine-month periods ended September 30,
	2011	2010

Weighted-average grant-date fair value of options granted	$0.028	$0.015

Fair value of options granted	$13,083	$4,817

The total compensation cost related to nonvested options not yet recognized amounted to approximately $9,762 at September 30, 2011 and the Company expects that it will be recognized over the following weighted-average period of 23 months.

If any options granted under the 2004 Plan expire or terminate without having been exercised or cease to be exercisable, such options will be available again under the 2004 Plan. All employees of the Company and its subsidiaries, if any, are eligible to receive incentive stock options and nonstatutory stock options. Non-employee directors and outside consultants who provided bona-fide services not in connection with the offer or sale of securities in a capital raising transaction are eligible to receive nonstatutory stock options. Incentive stock options may not be granted below the fair market value of the Company's common stock at the time of grant or, if to an individual who beneficially owns more than 10% of the total combined voting power of all stock classes of the Company or a subsidiary, the option price may not be less than 110% of the fair value of the common stock at the time of grant. The expiration date of an incentive stock option may not be longer than ten years from the date of grant. Option holders, or their representatives, may exercise their vested options up to (i) the date of termination of employment or service if the option holder is terminated for Cause or voluntarily terminates without Good Reason (as these terms are defined in the 2004 Plan) or (ii) one year after their death or permanent and total disability. With respect to the current directors and officers of the Company, their nonstatutory stock options do not expire until the second anniversary of their resignation of the Company for Good Reason or termination without Cause, or upon the occurrence of certain other events.  The 2004 Plan provides for adjustments upon changes in capitalization.

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

Note 6 - Litigation and Contingencies

Regulatory Matters

Commodity Futures Trading Commission v. Cassidy et al.

On November 18, 2008, the Commodity Futures Trading Commission (“CFTC”) filed a complaint in the United States District Court for the Southern District of New York, against the Company; former employees of the Company, including its former Chief Executive Officer, Kevin Cassidy, and its former President (currently a director), Edward O’Connor; and two former employees of BMO, David Lee and Robert Moore.  The CFTC claimed that the Company was liable for violations of Section 4c(b) of the Commodity Exchange Act (“CEA”) and CFTC Regulations 33.10(a),(b) and (c).  The CFTC sought a permanent injunction restraining and enjoining the Company and other defendants from directly or indirectly violating these provisions.  The CFTC further sought an order directing the Company and other defendants to pay civil monetary penalties.

In order to effect a settlement of the matters alleged in the CFTC complaint, on November 7, 2011, Edward O’Connor and the Company consented to the entry of a Consent Order (the “Consent Order”) of Permanent Injunction, Civil Monetary Penalty and Ancillary Equitable Relief, which was entered by the United States District Court for the Southern District of New York in the matter Commodity Futures Trading Commission v. Kevin Cassidy, Edward O'Connor, Optionable, Inc., David Lee and Robert Moore (08-CIV-9962 (GBD)(JLC)).

Pursuant to the terms of the Consent Order, the Company is permanently restrained, enjoined, and prohibited from violating Section 4c(b) of the CEA  and Regulation 33.10, and from claiming that its agreements, contracts, or transactions are exempt from the application of the CEA, pursuant to Section 2(h)(3)-(5) of the CEA, or pursuant to the CFTC's orders published in the Federal Register on September 16, 2010 (75 FR 56513) and July 19, 2011 (76 FR 42508), or as subsequently amended, and from engaging in any activity requiring such exemption or requiring it to become a registered entity, as defined in Section 1 a(40) of the CEA as amended by Section 721 of the Dodd-Frank Act.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pursuant to the terms of the Consent Order, Edward O’Connor agreed that for a period of one hundred and twenty (120) days following the entry of the Consent Order, O'Connor is prohibited from:

a)           Engaging in, controlling, or directing the trading of any commodity interest (as that term is defined in Section la(4) of the Act, 7 U.S.C. § la(4)) accounts for or on behalf of any other person or entity, whether by power of attorney or otherwise;

b)           Soliciting or accepting any funds from any person in connection with the purchase or sale of any commodity interest contract;

c)           Placing orders or giving advice or price quotations, or other information in connection with the purchase or sale of commodity interest contracts for others;

d)           Introducing customers to any other person engaged in the business of commodity interest trading; and

e)           Issuing statements or reports to others concerning commodity interest trading.

In addition, the Defendants agreed to pay to the CFTC a civil monetary penalty in the amount of two hundred thousand dollars ($200,000) as provided in the Consent Order, which amount shall be paid by the Company.

As a result of the Consent Order, and subject to the fulfillment of the terms thereof, the complaint by the CFTC against the Company and O’Connor will be dismissed and the case closed.

CMEG NYMEX Inc. v. Optionable, Inc. et. al.

On April 10, 2009, NYMEX filed a complaint against the Company, several past and present officers and directors (one of whom is a current director), and other defendants in the United States District Court for the Southern District of New York.  The complaint claims that defendants are liable for securities and common-law fraud, negligent misrepresentation, and breach of warranty in connection with an April 2007 transaction in which several individuals who were officers and directors of the Company at the time sold shares in it to NYMEX and the Company issued NYMEX warrants for the purchase of additional shares.  The complaint seeks rescission, compensatory damages of at least $28.5 million, and punitive damages of $28.5 million.   The Court denied our motion to dismiss the complaint on March 31, 2010.  On September 26, 2011, NYMEX filed a motion for partial summary judgment against all defendants with respect to its breach of warranty claims related to the Stock and Warrant Purchase Agreement, dated April 10, 2007, by and among NYMEX and the defendants.  The Company is unable to predict the outcome of this matter.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Bank of Montreal v. Optionable, Inc. et al.

On August 28, 2009, the Bank of Montreal (“BMO”) filed a complaint against the Company and other defendants in the United States District Court for the Southern District of New York (the “BMO Matter”).  The other defendants include  former employees Scott Connor and Ryan Woodgate, former chief executive officer Kevin Cassidy, former chairman Mark Nordlicht, and former president (and currently a Director) of the Company, Edward O’Connor, as well as MF Global Inc. and one of its current or former employees.  The complaint claims that the Company is liable for fraud, negligent misrepresentation, breach of fiduciary duty, and breach of contract.  It demands compensatory and punitive damages in an undetermined amount, and it demands indemnification from the Company for certain of BMO’s trading losses and attorneys’ fees.   The Court denied our motion to dismiss the complaint on June 18, 2010.  The Company is unable to predict the outcome of this litigation.

Claims from former employee

On December 9, 2009, Scott Connor, a co-defendant in the BMO Matter, filed cross-claims against the Company.  Mr. Connor claimed rights to indemnity and contribution from the Company for any liability he may have to Bank of Montreal.  He also brought claims of breach of contract, quantum meruit, and unjust enrichment, on the basis of an allegation that the Company failed to pay him the full amount of salary and commissions that was due to him for 2007 (the “Disputed Claims”).  The Company filed a motion to dismiss the Disputed Claims on November 15, 2010.  Pursuant to a Memorandum Decision and Order dated August 12, 2011, the United States District Court for the Southern District of New York granted the Company’s motion to dismiss the Disputed Claims.

While the Company intends to defend itself vigorously against such claims and remaining cross-claims, there exists the possibility of adverse outcomes that the Company cannot determine.  These matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

Note 7 - Income Taxes

The tax benefit of the net operating loss for the nine-month period ended September 30, 2011 was approximately $652,582.  Realization of this benefit is dependent on the Company earning future taxable income.  This amount is fully reserved by a valuation allowance due to the uncertainty of realization.

The refundable income tax amounting to approximately $92,000 as of September 30, 2011 and December 31, 2010 is recoverable from applications for carryback refund from the Company’s 2006 federal tax returns.

Note 8 – Subsequent Events

In accordance with ASC 855 - “Subsequent Events”, the Company evaluated subsequent events after the balance sheet date of September 30, 2011 through the date on which these financial statements were filed.

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

The Company has not generated any revenues since the third quarter of 2007 as a result of the termination of the business relationship by its largest customer and the succession of events since then. In addition, the matters discussed in Note 6 to the Financial Statements have had a significant adverse impact on its business and future results of the Company’s operations and financial condition.

The Company is a defendant in two significant legal proceedings, one brought by its largest stockholder, Chicago Mercantile Exchange/ New York Mercantile Exchange (“NYMEX”), and another brought by its former largest customer, Bank of Montreal (“BMO”).  Also named in such lawsuits, among others, are one of the Company’s current board members and former president; the Company’s former chief executive officer; and the Company’s former chairman.  Additionally, one of the Company’s current board members and former president and the Company’s former chief executive officer are defendants in a claim made by the Securities and Exchange Commission.

On August 15, 2011, a former chief executive officer of the Company plead guilty to conspiracy in violation of Title 18, United States Code, Section 371 before the United States District Court for the Southern District of New York.

On November 7, 2011, one of the Company’s current board members and former president and the Company consented to the entry of a Consent Order of Permanent Injunction, Civil Monetary Penalty and Ancillary Equitable Relief, which was entered by the United States District Court for the Southern District of New York in the matter Commodity Futures Trading Commission v. Kevin Cassidy, Edward O'Connor, Optionable, Inc., David Lee and Robert Moore (08-CIV-9962 (GBD)(JLC)).

The Company has exhausted its insurance policy for the current litigation matters described in Note 6 to the Financial Statements. As a result of this and the fact that the Company has not generated any revenues since the third quarter of 2007, the Company cash reserves, liquidity and capital resources likely will continue to decrease in the coming reporting cycles. Going forward litigation expenses will no longer be covered by insurance.

GOING CONCERN

The Company is unable to determine whether it will have sufficient funds to meet its obligations for at least the next twelve months. The combination of its anticipated legal costs to defend against current legal proceedings, the potential amounts the Company would have to pay if there are negative outcomes in one or more of such legal proceedings, the Company’s obligations under its indemnification obligations and additional legal expenses incurred by the Company could exceed the Company’s resources. The legal proceedings also negatively impact the Company’s ability to enter into strategic transactions with other companies.  The Company’s future depends on its ability to satisfactorily resolve the aforementioned legal issues and there is no assurance it will be able to do so. If the Company fails for any reason, it would not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the US Bankruptcy Code.

Results of Operations

			Increase/	Increase/			Increase/	Increase/
	For the three months ended		(Decrease)	(Decrease)	For the nine months ended		(Decrease)	(Decrease)
	September 30,		in $ 2011	in % 2011	September 30,		in $ 2011	in % 2011
	2011	2010	vs 2010	vs 2010	2011	2010	vs 2010	vs 2010

Operating expenses:
Selling, general and administrative	692,883	114,130	578,753	507.1%	2,053,627	1,473,522	580,105	39.4%
Total operating expenses	692,883	114,130	578,753	507.1%	2,053,627	1,473,522	580,105	39.4%

Operating loss	(692,883)	(114,130)	(578,753)	507.1%	(2,053,627)	(1,473,522)	(580,105)	39.4%

Other income (expense):
Interest income	892	1,779	(887)	-49.9%	10,099	7,103	2,996	42.2%
Interest expense-related parties	(31,829)	(14,765)	17,064	115.6%	53,150	(43,005)	(96,155)	-223.6%
	(30,937)	(12,986)	17,951	138.2%	63,249	(35,902)	(99,151)	-276.2%

Net loss before income tax	(723,820)	(127,116)	(596,704)	469.4%	(1,990,378)	(1,509,424)	(480,954)	31.9%

Income tax benefit	-	241	241	100.0%	-	147,671	(147,671)	-100.0%

Net loss	$(723,820)	$(126,875)	$596,945	470.5%	$(1,990,378)	$(1,361,753)	$628,625	46.2%

General and administrative expenses

General and administrative expenses consists primarily of legal fees, incurred in connection with the Company’s attention to matters described in Note 6 to the Financial Statements and other matters, expenses incurred in connection with the handling of certain matters which occur during the course of our operations and compensation of personnel supporting our operations.

The increase of $578,753 in general and administrative expenses during the three-month period ended September 30, 2011, in comparison to the comparable period in 2010, is due to the accrual of $200,000 in the three-month period ended September 30, 2011 for the payment owed to the CFTC as described in Note 6 to the financial statements and atypically lower general and administrative expenses for the three-month period ended September 30, 2010 as compared to other quarters during 2010 and 2011.  The lower amount of general and administrative expenses for the three-month period ended September 30, 2010 is attributable primarily to the timing that certain expenses were incurred, with certain expenses for the three-month period ended September 30, 2010 being deferred to the three-month periods ended December 31, 2010 and ended March 31, 2011, as well as a $114,000 refund in legal fees received from former counsel to the Company. Legal fees and disbursements were $299,300 and $234,126 for the three-month period ended September 30, 2011 and September 30, 2010, respectively, after giving effect to the $114,000 refund in legal fees during the three-month period ended September 30, 2010.

The increase of $580,105 in general and administrative expenses during the nine-month period ended September 30, 2011, in comparison to the comparable period in 2010, is due to the accrual of $200,000 in the three-month period ended September 30, 2011 for the payment owed to the CFTC as described in Note 6 to the financial statements and lower general and administrative expenses for the three-month period ended September 30, 2010 as compared to the three-month period ended September 30, 2011.  The lower amount of general and administrative expenses for the three-month period ended September 30, 2010 is attributable primarily to the timing that certain expenses were incurred, with certain expenses for the three-month period ended September 30, 2010 being deferred to the three-month periods ended December 31, 2010 and ended March 31, 2011, as well as a $114,000 refund in legal fees received from former counsel to the Company. Legal fees and disbursements were $1,215,744 and $1,214,326 for the nine-month period ended September 30, 2011 and September 30, 2010, respectively, after giving effect to the $114,000 refund in legal fees during the three-month period ended September 30, 2010.

As a result of the matters discussed above, we believe that our legal fees for 2011 will continue to constitute a large share of our general and administrative expenses.

Interest income

Interest income consists primarily of interest earned on interest-bearing cash and cash equivalents. The increase in interest income during the nine-month period ended September 30, 2011, in comparison to the comparable period in 2010, is primarily due to the increase in the interest rate paid to the Company on account of its cash and cash equivalents held in interest bearing-accounts.

Interest expense to related parties

Interest expense to related parties consists of interest charges associated with amounts due to related parties. As of September 30, 2011, the only remaining related party note payable is due to Edward O’Connor, a Director and former President.  The decrease in interest expense to related parties during the nine-month period ended September 30, 2011, in comparison to the comparable period in 2010, is due to the amortization of the discount.  See Note 4 to Financial Statements.

Income tax

Income tax benefit/expense consists of federal and state current and deferred income tax or benefit based on our net income. The decrease in our deferred income tax benefit during the nine -month period ended September 30, 2011, in comparison to the comparable period in 2010, is primarily due to refundable taxes having been delivered since the end of the prior year period and prior to the commencement of the current period.  See Note 7 to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance as of September 30, 2011 amounts to approximately $1.8 million.

During the nine-month period ended September 30, 2011, we used cash for operating activities of approximately $1.2 million, resulting from the net loss incurred by the Company of approximately $2.0 million, adjusted for:

·	the amortization of debt discount of approximately $32,470 and share-based compensation expense of approximately $6,498;
·	a decrease in prepaid expenses of approximately $277,033; and
·	an increase in accounts payable and accrued expenses of approximately $426,912.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our Chief Executive Officer and our Principal Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as described in Note 6 to the financial statements, in the Company’s Current Report on Form 8-K filed on August 17, 2011, the Company’s Current Report on Form 8-K filed on November 9, 2011 and in the Company’s previous filings, during the nine~~-~~month period ended September 30, 2011, there were no material developments to the Company’s legal proceedings described in Note 6 to Financial Statements.  Reference is made to the Company’s (i) Current Report on Form 8-K filed on November 9, 2011, (ii) Current Report on Form 8-K filed on August 17, 2011, (iii) Quarterly Report on Form 10-Q for the period ended June 30, 2011, (iv) Quarterly Report on Form 10-Q for the period ended March 31, 2011 and (v) Annual Report on Form 10-K for the period ended December 31, 2010 for the most recent disclosure by the Company of its legal proceedings.

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

3.2	Certificate of Amendment to the Certificate of Incorporation of Optionable, Inc., dated March 30, 2000 (incorporated by reference to Exhibit 3(i)(b) to the SB-2).

3.3	Certificate of Amendment to the Certificate of Incorporation of Optionable, Inc., dated May 31, 2000 (incorporated by reference to Exhibit 3(i)(c) to the SB-2).

3.4	Certificate of Amendment to the Certificate of Incorporation of Optionable, Inc., dated July 21, 2000 (incorporated by reference to Exhibit 3(i)(d) to the SB-2).

3.5	Corrected Certificate of Amendment to the Certificate of Incorporation of Optionable, Inc., dated January 31, 2003 (incorporated by reference to Exhibit 3(i)(e) to the SB-2).

3.6	Certificate of Amendment to the Certificate of Incorporation of Optionable, Inc., dated June 9, 2004 (incorporated by reference to Exhibit 3.1(i)(f) to the SB-2).

3.7	Amended and Restated By-laws of Optionable, Inc. (incorporated by reference to the registrant's Current Report on Form 8-K, dated as of June 25, 2010 and filed on June 28, 2010).

10.1
Master Services Agreement with Capital Energy Services LLC dated April 1, 2004 including the Consulting Agreement as a part thereof and Addendum, dated October 7, 2004 (incorporated by reference to Exhibit 10(ii)(a) to the SB-2).

10.2	Addendum to Master Services Agreement (incorporated by reference to Exhibit 10(ii)(b) to the SB-2).

10.3	Amendment to Master Services Agreement (incorporated reference to the registrant's Current Report on Form 8-K, dated as of April 10, 2006).

10.4	Termination Agreement (of Master Service Agreement; incorporated by reference to the registrant's Current Report of Form 8-K, dated as of January 31, 2007).

10.5	Options Order Flow Agreement, dated July 1, 2004, between the Company and Intercontinental Exchange, Inc. (incorporated by reference to Exhibit 10(iii)(a) to the SB-2).

10.6	Superseding Option Order Flow Agreement, dated as of March 2, 2005 (incorporated by reference to Exhibit 10(iii)(b) to the SB-2).

10.7	Employment Agreement, as amended, between the Company and Edward J. O'Connor (incorporated by reference to Exhibit 10(iv) (a) to the SB-2).

10.8
Optionable, Inc. 2004 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the registrant's Registration Statement on Form S-8, file number 333-129853, as filed on November 21, 2005 (the "S-8").

10.9	Form of Incentive Stock Option Agreement(incorporated by reference to Exhibit 4.2 to the S-8).

10.10	Nonstatutory Stock Option Agreement(incorporated by reference to Exhibit 4.3 to the S-8).

10.11	Prepaid Commission Agreement, dated February 3, 2003, between the Company and Mark Nordlicht (incorporated by reference to Exhibit 10(vi) to the SB-2).

10.12	Revolving Credit Facility Agreement, dated June 5, 2003, between the Company and Platinum Value Arbitrage Fund LP (incorporated by reference to Exhibit 10(vii)(a) to the SB-2).

10.13	$500,000 Revolving Promissory Note from the Company to Platinum Value Arbitrage Fund LP dated June 5, 2003 (incorporated by reference to Exhibit 10(vii)(b) to the SB-2).

10.14	Prepaid Commission Agreement, dated June 9, 2003, between the Company and Platinum Partners Value Arbitrage Fund LLP(incorporated by reference to Exhibit 10(viii) to the SB-2).

10.15	Loan Agreement, dated February 13, 2004, between the Company and Mark Nordlicht (incorporated by reference to Exhibit 10(ix)(a) to the SB-2).

10.16	$250,000 Promissory Note, dated February 13, 2004, from the Company to Mark Nordlicht (incorporated by reference to Exhibit 10(ix)(b) to the SB-2).

10.17	$250,000 Promissory Note Extension Agreement, dated September 9, 2004 (incorporated by reference to Exhibit 10(ix)(c) to the SB-2).

10.18	Loan Agreement, dated March 8, 2004, between the Company and Mark Nordlicht (incorporated by reference to Exhibit 10(x)(a) to the SB-2).

10.19	$50,000 Promissory Note, dated March 8, 2004, from the Company to Mark Nordlicht (incorporated by reference to Exhibit 10(x)(b) to the SB-2).

10.20	$50,000 Promissory Note Extension Agreement, dated September 9, 2004 (incorporated by reference to Exhibit 10(x)(c) to the SB-2).

10.21	Loan Agreement, dated March 22, 2004, between the Company and Mark Nordlicht (incorporated by reference to Exhibit 10(xi)(a) to the SB-2).

10.22	$5,621,753.18 Promissory Note, dated March 22, 2004, from the Company to Mark Nordlicht (incorporated by reference to Exhibit 10(xi)(b) to the SB-2).

10.23	Addendum to Loan Agreement, dated March 22, 2004 (incorporated by reference to Exhibit 10(xi)(c) to the SB-2).

10.24	Addendum to Promissory Note, dated March 22, 2004 (incorporated by reference to Exhibit 10(xi)(d) to the SB-2).

10.25	Revolving Credit Facility Agreement, dated April 15, 2004, between the Company and Mark Nordlicht (incorporated by reference to Exhibit 10(xii)(a) to the SB-2).

10.26	$50,000 Promissory Note, dated April 15, 2004, from the Company to Mark Nordlicht (incorporated by reference to Exhibit 10(xii)(b) to the SB-2).

10.27	Warrant Agreement for the Purchase of Common Stock (incorporated by reference to the registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006).

10.28	Service and Repurchase Agreement (incorporated by reference to the registrant's Current Report on Form 8-K, dated as of January 31, 2007).

10.29	Code of Business Conduct and Ethics (Incorporated by reference to the registrant’s Form 10-KSB for the fiscal year ended December 31, 2007).

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

10.33
Warrant, dated April 10, 2007, issued pursuant to that certain Stock and Warrant Purchase Agreement, dated April 10, 2007, by and among Optionable, Inc., NYMEX Holdings, Inc., Mark Nordlicht, Kevin Cassidy through Pierpont Capital, Inc. and Edward O'Connor through Ridgecrest Capital, Inc. (incorporated by reference to the registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007).

10.34
Stock and Warrant Purchase Agreement, dated April 10, 2007, by and among Optionable, Inc., NYMEX Holdings, Inc., Mark Nordlicht, Kevin Cassidy through Pierpont Capital, Inc. and Edward O'Connor through Ridgecrest Capital, Inc.(portions of this exhibit are subject to a confidential treatment request) (incorporated by reference to the registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007).

10.35
Investor Rights Agreement, dated April 10, 2007, by and among Optionable, Inc., NYMEX Holdings, Inc., Mark Nordlicht, Kevin Cassidy and Edward O'Connor (incorporated by reference to  the registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007).

10.36
Waiver, dated April 10, 2007, by and between Optionable, Inc. and Mark Nordlicht, to that certain Loan Agreement, dated March 22, 2004, by and between Optionable, Inc. and Mark Nordlicht (incorporated by reference to the registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007).

10.37
Amended and Restated Employment Agreement, dated April 10, 2007, by and between Optionable, Inc. and Kevin Cassidy. (incorporated by reference to the registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007).

10.38
Registration Rights Agreement, dated April 10, 2007, by and between Optionable, Inc. and NYMEX Holdings, Inc. (incorporated by reference to the registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007).

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

10.44
Separation Agreement between Optionable, Inc. and Edward J. O’Connor dated as of January 28, 2009 (incorporated by reference to the registrant’s Current Report on Form 8-K dated as of February 2, 2009).

10.45	Employment Agreement between Optionable, Inc. and Thomas Burchill dated as of January 28, 2009 (incorporated by reference to the registrant’s Current Report on Form 8-K dated as of February 2, 2009).

10.46	Letter Agreement dated as of January 15, 2009 with respect to compensation to Andrew Samaan (incorporated by reference to the registrant’s Current Report on Form 8-K dated as of February 2, 2009).

10.47
Settlement and Voting Agreement between Optionable, Inc. and Mark Nordlicht dated as of February 26, 2009 (incorporated by reference to the registrant’s Current Report on Firm 8-K dated as of February 27, 2009).

10.48	Employment Letter dated May 17, 2010 with respect to compensation to Brad P. O’Sullivan (incorporated by reference to the registrant’s Current Report on Form 8-K dated as of July 2, 2010).

10.49
Stock Option Agreement dated as of November 26, 2007, by and between Optionable, Inc. and Brad P. O’Sullivan (incorporated by reference to the registrant's Current Report on Form 8-K, dated as of July 2, 1010).

10.50	Indemnification Agreement, by and between Optionable, Inc. and Brad P. O’Sullivan (incorporated by reference to the registrant's Current Report on Form 8-K, dated as of July 2, 1010).

10.51	Indemnification Agreement, by and between Optionable, Inc. and Andrew Samaan (incorporated by reference to the registrant's Current Report on Form 8-K, dated as of July 2, 1010).

10.52	First Amendment to 2004 Stock Option Plan (incorporated by reference to the registrant's Current Report on Form 8-K, dated as of March 4, 2011).

10.53	Amendment to Stock Option Agreement between Optionable, Inc. and Matthew Katzeff (incorporated by reference to the registrant's Current Report on Form 8-K, dated as of March 4, 2011).

10.54	Amendment to Stock Option Agreement between Optionable, Inc. Brad O’Sullivan (incorporated by reference to the registrant's Current Report on Form 8-K, dated as of March 4, 2011).

10.55	Amendment to Stock Option Agreement between Optionable, Inc. and Andrew Samaan (incorporated by reference to the registrant's Current Report on Form 8-K, dated as of March 4, 2011).

31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2*	Certification by Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification by Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

November 14, 2011

Optionable, Inc.

	By:	/s/ Brad P. O’Sullivan

Brad P. O’Sullivan

Chief Executive Officer

(Principal Executive Officer)