Form 10-K
period 2011-12-31
Optionable Inc
filed 2012-03-23
CIK 1303433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 000-51837

OPTIONABLE, INC.
(Exact name of registrant as Specified in its charter)

Delaware	52-2219407
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 St. Marks Place, Suite 4, New York, NY 10003
(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number Including Area Code: (914) 773-1100

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock: $0.0001

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock reported on the OTC-Bulletin Board on March 21, 2012 was $0.023.

The number of shares of registrant’s common stock outstanding, as of March 22, 2012 was 48,333,128.

DOCUMENTS INCORPORATED BY REFERENCE

SIGNATURES	31

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including ”Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Accelerated Acquisitions IV, Inc. and its consolidated subsidiaries (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in the “Risk Factors” section in Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

PART I

ITEM 1.	BUSINESS.

Overview

Optionable, Inc. (the “Company”) is a corporation that was formed in Delaware in February 2000. Between April 2001 and July 2007, a substantial portion of our revenues were generated from providing energy derivative brokerage services to brokerage firms, financial institutions, energy traders and hedge funds worldwide.

The Company has not generated any revenues since the third quarter of 2007 as a result of the termination of the business relationship with its largest customer in 2007 together with the combined succession of events since then. The litigation matters listed below and discussed in Item 3 of Part I of this Report, "Legal Proceedings," have had a significantly adverse impact on its business, including current and, likely, future results of operations and financial condition.

The Company’s management is exploring and seeking possible business transactions and new business relationships in areas unrelated to brokerage services.

The Company is a defendant to two significant legal proceedings, one brought by its largest stockholder, Chicago Mercantile Exchange/ New York Mercantile Exchange (“NYMEX”), and another brought by its former largest customer, Bank of Montreal (“BMO”).  Also named in such lawsuits, among others, are one of the Company’s current board members and former president; the Company’s former chief executive officer; and the Company’s former board chairman.  Additionally, one of the Company’s current board members and former president along with the Company’s former chief executive officer, are defendants in a claim made by the Securities and Exchange Commission.

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

Going Concern

The Company is unable to determine whether it will have sufficient funds to meet its obligations for at least the next twelve months.  It is not unlikely that the combination of its anticipated legal costs to defend against current legal proceedings, the potential amounts the Company would have to pay if there are negative outcomes in one or more of such legal proceedings, the Company’s obligations under its indemnification obligations and additional legal expenses incurred by the Company will exceed the Company’s resources before the end of 2012. The legal proceedings also negatively impact the Company’s ability to enter into strategic transactions with other companies.  The Company’s future depends on its ability to satisfactorily resolve the aforementioned legal issues and there is no assurance it will be able to do so. If the Company fails for any reason, it would not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the US Bankruptcy Code.

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

HOW WE OPERATE

We have not had revenue-generating operations since the third quarter of 2007. Our management is responsible for seeking alternatives which would allow us to maximize our resources, consisting primarily of our cash, while satisfying our financial obligations. To this end, our two fold strategy is to vigorously defend our interests in the various pending legal actions while at the same time pursuing various potential merger or investment opportunities which would allow the Company to resume operating status.

CLIENT CONCENTRATION

Not applicable.

COMPETITION

Not applicable.

EMPLOYEES

We currently have one full-time employee, the Company’s controller, and two other employees---the Chief Executive Officer and the Chief Financial Officer.  For 2009 through May 2010, the Company’s sole employee and full-time employee was the previous Chief Executive Officer.

RESEARCH AND DEVELOPMENT

Not applicable.

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

The Company is unable to determine whether it will have sufficient funds to meet its obligations for at least the next twelve months.  It is not unlikely that the combination of its anticipated legal costs to defend against current legal proceedings, the potential amounts the Company would have to pay if there are negative outcomes in one or more of such legal proceedings, the Company’s obligations under its indemnification obligations and additional legal expenses incurred by the Company will exceed the Company’s resources before the end of 2012. The legal proceedings also negatively impact the Company’s ability to enter into strategic transactions with other companies.  The Company’s future depends on its ability to satisfactorily resolve the aforementioned legal issues and there is no assurance it will be able to do so. If the Company fails for any reason, it would not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the US Bankruptcy Code.

Until we find and enter into new business transactions, we have no revenues and no potential sources of future revenues.

The Company has not had operations or revenue sources since the termination of the development of its OPEX technology in 2008.  Our attempts to restore business and generate revenues have been hindered by litigation brought against the Company. Our initial discussions with potential business partners have not progressed beyond an indication of interest in our cash due to pending litigation against the Company and pending litigation against some of the company’s former officers and directors and a current director. There can be no assurance that we can expeditiously resolve all pending litigations against the Company and after the resolution of the pending litigation that we will be able to generate interest that would materialize into an agreement upon terms that are satisfactory to our board of directors.

Although the Company has had no revenues, we continue to incur expenses.

We have not generated revenues since the third quarter 2007. However, we continue to incur expenses, including salaries, auditing and legal expenses necessary to maintain our reporting status and legal fees in connection with certain legal proceedings.  In 2011, we incurred expenses of $1,432,924.04 in legal fees, advances paid to certain former officers and a current director for their respective legal defenses, and expenses associated with intellectual property.

Legal proceedings are pending against the Company and certain of our former directors and officers and a current director. The Company is unable to predict the outcome of these proceedings and can give no assurance that the outcome of these proceedings will not have a material adverse effect on it, or that other proceedings will not be initiated.

On April 10, 2009, CMEG NYMEX (“NYMEX”) filed the operative complaint in this litigation.  The complaint alleged, among other things, that Optionable, certain of its former officers and directors and one current director, and other defendants defrauded NYMEX in connection with NYMEX’s purchase of $28.9 million of shares of Optionable stock pursuant to a Stock and Warrant Purchase Agreement (“SWPA”).  NYMEX seeks damages in excess of $28.5 million based on the following causes of action against the Company:  violations of Section 10(b) of the Securities Exchange Act; breach of contract and warranty; aiding and abetting common law fraud; and negligent misrepresentation.  The Company has denied the allegations in the Complaint.  On September 6, 2011, the Company filed counterclaims against NYMEX alleging, among other things, that NYMEX breached its obligations under the SWPA.  The counterclaims seek unspecified damages based on the following causes of action:  breach of contract; breach of the covenant of good faith and fair dealing; and refusal to pay amounts due and owed of over $740,000.  NYMEX filed a motion for partial summary judgment in support of its claims, and the Company also filed a motion for summary judgment in support of its claims.  Both motions are still pending.  The Company is unable to predict the outcome of this litigation.

Bank of Montreal v. Optionable, Inc., et al., Civ. No. 09-07557 (S.D.N.Y.)

On August 28, 2009, Bank of Montreal (“BMO”) filed the operative complaint in this litigation.  The complaint alleges, among other things, that the Company, certain of its former and current officers and directors, and other defendants conspired to defraud BMO in connection with large monetary losses experienced by BMO as a result of natural gas option trades made by one of its former employees.  BMO seeks unspecified damages based on the following causes of action:  fraud; negligent misrepresentation; aiding and abetting fraud; aiding and abetting breach of fiduciary duty; and breach of contract.  The Company has denied the allegations in the Complaint. On September 6, 2011, the Company filed counterclaims against BMO alleging, among other things, that BMO launched an unlawful campaign to blame the Company for the losses BMO incurred due to its own fault.  The counterclaims seek unspecified damages based on three, separate tortious interference causes of action.  BMO field a motion to dismiss the Company’s counterclaims which is still pending.  The Company is unable to predict the outcome of this litigation.

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

United States of America v. Kevin Cassidy (08 Cr. 1101 (TPG))

On August 15, 2011, Kevin Cassidy, a former Chief Executive Officer of Optionable, Inc., plead guilty to conspiracy in violation of Title 18, United States Code, Section 371, in the matter United States of America v. Kevin Cassidy (08 Cr. 1101 (TPG)) before the United States District Court for the Southern District of New York.

SEC Matter

On November 18, 2008, the Securities and Exchange Commission filed a complaint against the Company’s former Chief Executive Officer, Kevin Cassidy, its former President (and current Director), Edward O’Connor, and its former employee Scott Connor in the United States District Court for the Southern District of New York. The complaint claims that Cassidy and Mr. O’Connor are liable for violations of Rules 10b-5, 12b-20, 13a-1, 13a-14, 13a-16, 13b2-1, and 13b2-2 and Section 10(b), Section 13(a), Section 13(b)(2) and Section 13(b)(5) of the Exchange Act and Section 17(a) of the Securities Act. The complaint demands, among other things, that Mr. Cassidy and Mr. O’Connor disgorge their alleged ill-gotten gains, be permanently enjoined from certain activities, pay civil penalties, be prohibited from being an officer or director of any issuer that has registered securities or an issuer that is required to file reports pursuant to Section 15(d) of the Exchange Act.

While the Company intends both to defend itself vigorously against these claims and to prosecute its own counterclaims, there exists the possibility of adverse outcomes that the Company cannot determine.  These matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

Our ability to operate in the future and our success in the future will depend upon our ability to attract and retain qualified officers and other personnel.

The Board of Directors hired Brad P. O’Sullivan as Chief Executive Officer and Matthew L. Katzeff as Chief Financial Officer in 2010. Both Mr. O’Sullivan and Mr. Katzeff have an investment banking background.

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

In 2011, we paid approximately $1.4 million in legal fees, net of insurance proceeds, to attorneys representing our current and former officers and directors in connection with their defense of lawsuits filed against them relating to their activities at our Company.  We expect the amount of advances to decline as a result of Mr. Cassidy’s guilty plea, but the Company cannot determine whether the Company’s total legal fees are likely to be reduced from their 2011 levels.  In some but not all instances, the individual has a contractual right to receive such advancements, subject to an undertaking from such individual to repay all such amount to us if he is not entitled to be indemnified under the provisions of our Bylaws, the Delaware General Corporation Law or otherwise.  None of the amounts advanced have been collateralized.  If, upon the final disposition of these lawsuits, it is determined that one or more of these individuals is required to repay to us any portion of the advancements made to him, he may also be liable for monetary damages, fines and penalties to various third parties.  As a result, we may be unable to actually recoup monies advanced even if we are legally entitled to reimbursement.  Such amounts could constitute a material portion of our assets.

The Directors and Officers Liability insurance policy under which we have been reimbursed in connection with lawsuits currently pending against the Company, a current director and certain of our former officers or directors has been exhausted.

We paid almost $1.4 million from our cash reserve in 2011 for legal fees because the insurance policy covering the currently pending litigations against the Company, its former officers and directors was exhausted in early 2010. The Company purchased additional Directors and Officers Liability insurance in 2010, but this new insurance policy does not cover the currently pending litigation or any litigation arising out of alleged actions or causes of actions dating before 2010.  The Company anticipates that it will pay, without insurance reimbursement, substantial legal fees in 2012 and until the currently pending litigation are resolved.  The Company will have to pay, without insurance reimbursement, legal fees if any new litigation against it arises with respect to any alleged cause of action dating before 2010.

Our common stock is subject to the “penny stock” rules of the SEC, and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

A “penny stock,” for the purposes relevant to us, is any equity security that has a market price of less than $5.00 per share of with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires, among other things:

☐	that a broker or dealer approve a person's account for transactions in penny stocks; and
☐	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

☐	obtain financial information and investment experience objectives of the person; and
☐
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market, which, in highlight form:

☐	sets forth the basis on which the broker or dealer made the suitability determination; and
☐	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Commodity Futures Trading Commission v. Cassidy et al.

On November 18, 2008, the CFTC filed a complaint in the United States District Court for the Southern District of New York, against the Company; former employees of the Company, including its former Chief Executive Officer, Kevin Cassidy, and its former President (currently a director), Edward O’Connor; and two former employees of BMO, David Lee and Robert Moore.

As is discussed below, as a result of the Consent Order (as defined below), and the payment of the penalty required thereby, the complaint by the CFTC against the Company and O’Connor was dismissed and the case closed.

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

Pursuant to the terms of the Consent Order, Edward O’Connor agreed that for a period of one hundred and twenty (120) days following the entry of the Consent Order, O'Connor is prohibited from:

a)  Engaging in, controlling, or directing the trading of any commodity interest (as that term is defined in Section 1(a)(4) of the Act, 7 U.S.C. § l(a)(4)) accounts for or on behalf of any other person or entity, whether by power of attorney or otherwise;

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

In addition, the Defendants paid to the CFTC a civil monetary penalty in the amount of two hundred thousand dollars ($200,000) as provided in the Consent Order.

CMEG NYMEX Inc. v. Optionable, Inc. et. al., Civ. No. 09-03677 (S.D.N.Y.)

On April 10, 2009, NYMEX filed the operative complaint in this litigation.  The complaint alleged, among other things, that Optionable, certain of its former officers and directors and one current director, and other defendants defrauded NYMEX in connection with NYMEX’s purchase of $28.9 million of shares of Optionable stock pursuant to a Stock and Warrant Purchase Agreement (“SWPA”).  NYMEX seeks damages in excess of $28.5 million based on the following causes of action against the Company: violations of Section 10(b) of the Securities Exchange Act; breach of contract and warranty; aiding and abetting common law fraud; and negligent misrepresentation.  The Company has denied the allegations in the Complaint.  On September 6, 2011, the Company filed counterclaims against NYMEX alleging, among other things, that NYMEX breached its obligations under the SWPA.  The counterclaims seek unspecified damages based on the following causes of action:  breach of contract; breach of the covenant of good faith and fair dealing; and refusal to pay amounts due and owed of over $740,000.  NYMEX filed a motion for partial summary judgment in support of its claims, and the Company also filed a motion for summary judgment in support of its claims.  Both motions are still pending.  The Company is unable to predict the outcome of this litigation.

Bank of Montreal v. Optionable, Inc. et al., Civ. No. 09-07557 (S.D.N.Y.)

On August 28, 2009, BMO filed the operative complaint in this litigation.  The complaint alleges, among other things, that the Company, certain of its former and current officers and directors, and other defendants conspired to defraud BMO in connection with large monetary losses experienced by BMO as a result of natural gas option trades made by one of its former employees.  BMO seeks unspecified damages based on the following causes of action:  fraud; negligent misrepresentation; aiding and abetting fraud; aiding and abetting breach of fiduciary duty; and breach of contract.  The Company has denied the allegations in the Complaint. On September 6, 2011, the Company filed counterclaims against BMO alleging, among other things, that BMO launched an unlawful campaign to blame the Company for the losses BMO incurred due to its own fault.  The counterclaims seek unspecified damages based on three, separate tortious interference causes of action.  BMO field a motion to dismiss the Company’s counterclaims which is still pending.  The Company is unable to predict the outcome of this litigation.

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

United States of America v. Kevin Cassidy (08 Cr. 1101 (TPG))

On August 15, 2011, Kevin Cassidy, a former Chief Executive Officer of Optionable, Inc. (the “Company”), plead guilty to conspiracy in violation of Title 18, United States Code, Section 371, in the matter United States of America v. Kevin Cassidy (08 Cr. 1101 (TPG)) before the United States District Court for the Southern District of New York.

SEC Matter

On November 18, 2008, the Securities and Exchange Commission filed a complaint against the Company’s former Chief Executive Officer, Kevin Cassidy, its former President (and current Director), Edward O’Connor, and its former employee Scott Connor in the United States District Court for the Southern District of New York. The complaint claims that Cassidy and Mr. O’Connor are liable for violations of Rules 10b-5, 12b-20, 13a-1, 13a-14, 13a-16, 13b2-1, and 13b2-2 and Section 10(b), Section 13(a), Section 13(b)(2) and Section 13(b)(5) of the Exchange Act and Section 17(a) of the Securities Act. The complaint demands, among other things, that Mr. Cassidy and Mr. O’Connor disgorge their alleged ill-gotten gains, be permanently enjoined from certain activities, pay civil penalties, be prohibited from being an officer or director of any issuer that has registered securities or an issuer that is required to file reports pursuant to Section 15(d) of the Exchange Act.

The actual costs that will be incurred in connection with these actions cannot be quantified at this time and will depend upon many unknown factors.  For 2011, the Company incurred approximately $1.43 million, net of insurance proceeds, in legal costs for these actions and other legal actions against Mr. Cassidy and Mr. O’Connor.  The Company’s management anticipates that its costs for these actions in 2012 could be comparable to 2011 or higher.

While the Company intends both to defend itself vigorously against these claims and to prosecute its own counterclaims, there exists the possibility of adverse outcomes that the Company cannot determine.  These matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

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

Our common stock is quoted on the Over-the-Counter Bulletin Board operated by the Financial Industry Regulatory Authority (“FINRA”).  Our shares are listed under the symbol "OPBL."

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices per share of our common stock as reported on the Over-the-Counter Bulletin Board. The quotations reflect inter dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Fiscal 2011		Fiscal 2010
Quarter Ended	High	Low	High (2)	Low (2)
March 31	$0.02	$0.02	$0.04	$0.03
June 30	$0.04	$0.03	$0.05	$0.01
September 30	$0.02	$0.01	$0.02	$0.02
December 31	$0.03	$0.03	$0.02	$0.01

At March 21, 2012, the closing price for our common stock was $0.023.

At March 22, 2012, there were 48,333,128 shares of our common stock outstanding.  There were approximately 22 stockholders of record at March 22, 2012.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

EQUITY COMPENSATION PLAN INFORMATION

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance at December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,283,000	$0.19	5,217,000

Equity compensation plans not approved by security holders	-0-	N/A	-0-

Total	2,283,000	$0.19	5,217,000

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

The exercise price for incentive stock options granted under the plan may not be less than the fair market value of the common stock on the date the option is granted, except for options granted to 10% stockholders which must have an exercise price of not less than 110% of the fair market value of the common stock on the date the option is granted. The exercise price for nonstatutory stock options is determined by the board of directors. Incentive stock options granted under the plan have a maximum term of ten years, except for 10% stockholders who are subject to a maximum term of five years. The term of nonstatutory stock options is determined by the board of directors. With respect to the current directors and officers of the Company, their nonstatutory stock options do not expire until the second year anniversary of their resignation from the Company for Good Reason or termination without Cause ( as these terms are defined in the Plan), or upon the occurrence of certain other events. Options granted under the plan are not transferable, except by will and the laws of descent and distribution.

RECENT SALES OF UNREGISTERED SECURITIES

The Company executed on June 29, 2010 a stock option agreement with its new CEO, Brad P. O’Sullivan. Mr. O’Sullivan was given options of 500,000 shares, with 50,000 vesting on June 29, 2010 and an exercise price of $0.015 per share (the closing price on the grant date). On March 1, 2011, the Company and Mr. O’Sullivan executed an amendment, which among other things increased the exercise price to $0.02 (the closing price on the day immediately prior to the amendment).

In October 2010, the Company granted Chief Financial Officer Matthew L. Katzeff 450,000 stock options, with 45,000 vesting immediately and an exercise price of $0.018 per share. On March 1, 2011, the Company and Mr. Katzeff executed an amendment, which among other things increased the exercise price to $0.02 (the closing price on the day immediately prior to the amendment).

The Company granted 500,000 options in March 2011, as follows: 100,000 options were granted to each of CEO Brad O'Sullivan, CFO Matthew Katzeff, Director Andrew Samaan, Director and former President Edward O’Connor and Comptroller Michael Templeton.  On August 3, 2011, the Company granted 100,000 options to Andrew Samaan, a non-employee Director.  These were the only options granted during the twelve-month period ended December 31, 2011.

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

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010

Results of Operations

			Increase/	Increase/
	For the year ended		(Decrease)	(Decrease)
	December 31,		in $ 2011	in % 2011
	2011	2010	vs 2010	vs 2010
Operating expenses:
Selling, general and administrative	2,088,625	2,490,788	(402,163)	-16.1%
Total operating expenses	2,088,625	2,490,788	(402,163)	-16.1%

Operating loss	(2,088,625)	(2,490,788)	402,163	-16.1%

Other income (expense):
Interest income	17,602	9,993	7,609	76.1%
Interest expense-related parties	(127,076)	(58,219)	68,857	118.3%
	(109,474)	(48,226)	61,248	127.0%

Net loss before income tax	(2,198,099)	(2,539,014)	340,915	-13.4%

Income tax benefit (expense)	(87,819)	87,819	(175,638)	-200.0%

Net loss	$(2,285,918)	$(2,451,195)	$(165,277)	-6.7%

General and administrative expenses

General and administrative expenses consist primarily of legal fees, incurred in connection with the Company’s attention to the legal proceedings described in Part 1, Item 3, expenses incurred in connection with the handling of certain matters which occur during the course of our operations and compensation of personnel supporting our operations.  Legal fees incurred during the twelve-month periods ending December 31, 2011 and 2010 amounted to $1,432,924 and $2,269,125, respectively.

The decrease of $402,163 in general and administrative expenses during the twelve-month period ended December 31, 2011, in comparison to the comparable period in 2010, is due to decreases in expenses associated with payroll, including the consolidation of the controller and office manager into a single, full-time position in 2010 the effects of which were fully realized in 2011, accounting services, insurance, telecommunications, investor relations and other third party services, as well as the effect of Management’s implementation of a general cost reduction policy, offset by the accrual of $200,000 in the twelve-month period ended December 31, 2011 for the payment owed to the CFTC as described in Part I, Item 3 and certain other non-recurring expenses.

As a result of the matters discussed above, we believe that our legal fees for 2012 will continue to constitute a large share of our general and administrative expenses.

Research and development

We did not incur any research and development expenses in 2010 or 2011.

Interest income

Interest income consists primarily of interest earned on interest-bearing cash and cash equivalents. The increase in interest income during 2011 when compared to 2010, is primarily due to the increase in the interest rate paid to the Company on account of its cash and cash equivalents held in interest bearing-accounts.

Interest expense to related parties

Interest expense to related parties consists of interest charges associated with amounts due to related parties. As of December 31, 2011, the only remaining related party note payable is due to Edward O’Connor, a Director and former President.  The increase in interest expense to related parties during the twelve-month period ended December 31, 2011 in comparison to the comparable period in 2010 is due to the amortization of the discount.  See Note 4 to Financial Statements.

Income tax

Income tax benefit/expense consists of federal and state current and deferred income tax or benefit based on our net income. The decrease in our deferred income tax benefit during the twelve-month period ended December 31, 2011 when compared to the comparable prior-year period is primarily due to the Federal income tax refund receivable at the end of 2010.  At December 31, 2010, the Company had recorded a Federal income tax refund receivable of $92,393 based on the carry back of the 2009 net operating loss to earlier profitable years.  During 2011, the Internal Revenue Service informed the Company that the carry back to the earlier years is barred by statute, and that the Company will need to carry forward this net operating loss to be applied against taxable income of future years.  However, since the Company cannot be assured at this time that there will be a future taxable income available to which this loss may be offset, the Company has reserved the full amount of the tax benefit attributable to this loss carry forward.  See Note 2 to Financial Statements.

Going Concern

The Company is unable to determine whether it will have sufficient funds to meet its obligations for at least the next twelve months.  It is not unlikely that the combination of its anticipated legal costs to defend against current legal proceedings, the potential amounts the Company would have to pay if there are negative outcomes in one or more of such legal proceedings, the Company’s obligations under its indemnification obligations and additional legal expenses incurred by the Company will exceed the Company’s resources before the end of 2012. The legal proceedings also negatively impact the Company’s ability to enter into strategic transactions with other companies.  The Company’s future depends on its ability to satisfactorily resolve the aforementioned legal issues and there is no assurance it will be able to do so. If the Company fails for any reason, it would not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the US Bankruptcy Code.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance as of December 31, 2011 amounts to approximately $1.3 million.

During 2011, we used cash for operating activities of approximately $1.76 million, resulting from the net loss incurred by the Company of approximately $2.3 million, adjusted for:

•	the amortization of debt discount of approximately $127,076 and share-based compensation expense of approximately $12,380;

•	a decrease in prepaid expenses of approximately $277,033;

•	the decrease in the write off of income tax refund receivable of $92,393; and

•	an increase in accounts payable and accrued expenses of approximately $12,720.

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

Contingencies

The outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. FASB ASC 450-20-25-2 “Contingencies-Loss Contingencies-Recognition,” requires that an estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred.

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our Chief Executive Officer and our Principal Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2011, our internal controls over financial reporting is effective based on those criteria.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information about our executive officers and directors during the fiscal year ended December 31, 2011.

Name	Age	Position	Date of Election Or Appointment as a Director
Brad O’Sullivan, Esq.	45	Chief Executive Officer and Director	May 2010
Matthew Katzeff	41	Chief Financial Officer and Director	July 2010
Edward O’Connor	58	Director	March 2001
Andrew Samaan	44	Director	January 2009

Brad P. O’Sullivan, Esq. was appointed Interim Chief Executive Officer and Director of the Company on May 13, 2010, effective May 17, 2010, by the Board of Directors.  Mr. O’Sullivan has over twenty years experience in the field of finance, real estate, and law. He was most recently Managing Partner of Patriot Title & Abstract, Inc., a Real Estate Professional Services Company he established and operated for almost seven years. He was responsible for initiating and maintaining all client relationships, as well as successfully closing over 500 transactions. Prior to this, Mr. O’Sullivan was Vice President at Brean Murray Carret & Co., LLC, a boutique investment banking firm in Manhattan with offices in Beijing, China as well as an associate in the Corporate Practice Group at O'Melveny & Myers, LLP.  Mr. O’Sullivan also holds a JD from the Georgetown University Law Center, an MBA from Columbia University Business School and graduated with a Bachelor of Arts from Georgetown University.

Matthew L. Katzeff was appointed by the Board of Directors to the position of Chief Financial Officer on July 27, 2010. In December 2010, he was elected to the Board of Directors. Mr. Katzeff also is the Head of M&A and Managing Director at Ashir Group, Inc., a financial consulting firm. Since beginning his investment banking career at The Blackstone Group, Mr. Katzeff has developed a successful 18 year career predominantly focused upon Mergers & Acquisitions advisory, Private Equity sourcing and execution, as well as the development and execution of debt and equity capital transactions, all across a wide array of industry sectors as well as corporate sizes and situations. Since his tenure at Blackstone, Mr. Katzeff was a member of the M&A teams at SBC Warburg Dillon Read (currently UBS), Credit Suisse First Boston and Peter J. Solomon Company. Mr. Katzeff then became a Vice President with North Atlantic Trading Company, focusing on the sourcing and execution of both stand-alone and “bolt-on” private equity investments, primarily within the consumer products sector. He was also responsible for the financing and refinancing of a number of the company’s investments and acquisitions, including the arrangement of senior debt facilities and high-yield offerings.

Immediately prior to joining Ashir Group, Mr. Katzeff was a Managing Director with J Giordano Securities Group, an investment banking boutique in which he focused  upon the development, strategy and execution of debt and equity capital transactions as well as M&A across a number of industry sectors. Mr. Katzeff’s experience at both bulge-bracket institutions as well as boutique investment firms have given him a unique and very well rounded perspective enabling him to be truly value-added with respect to corporate strategy, development and value, while maintaining a very strong sense of creativity.

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

DIRECTOR INDEPENDENCE, COMMITTEES OF THE BOARD OF DIRECTORS

One of our members of our Board of Directors, Andrew Samaan is "independent" within the meaning of Nasdaq Marketplace Rule 4200. We have not established any committees, including an Audit Committee, a Compensation Committee, a Nominating Committee, or any committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole. Due to the size of the Board and the Company’s limited resources, our Board of Directors believes that the establishment of such committees of the Board is unnecessary and could be considered more form than substance. The Board of Directors has determined that it has one audit committee financial expert, Matthew Katzeff, serving on the Board which acts as a whole as an audit committee. Mr. Katzeff is not “independent” within the meaning of Nasdaq Marketplace Rule 4200.

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

To our knowledge, based solely on review of these filings and written representations from certain of the reporting persons, we believe that during the fiscal year ended December 31, 2011, all of our officers, directors and significant stockholders have timely filed all required forms under Section 16(a) of the Exchange Act.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics to provide guiding principles to all of our employees. Our Code of Business Conduct and Ethics does not cover every issue that may arise, but it sets out basic principles to guide our employees and provides that all of our employees must conduct themselves accordingly and seek to avoid even the appearance of improper behavior. Any employee who violates our Code of Business Conduct and Ethics will be subject to disciplinary action, up to and including termination of his or her employment. Generally, our Code of Business Conduct and Ethics provides guidelines regarding:

☐	compliance with laws, rules and regulations,
☐	conflicts of interest,
☐	insider trading,
☐	corporate opportunities,
☐	competition and fair dealing,
☐	discrimination and harassment,
☐	health and safety,
☐	record keeping,
☐	confidentiality,
☐	protection and proper use of company assets,
☐	payments to government personnel,
☐	waivers of the Code of Business Conduct and Ethics,
☐	reporting any illegal or unethical behavior, and
☐	compliance procedures.

 In addition, we have also adopted a Code of Ethics for our Chief Executive Officer and Senior Financial Officer. In addition to our Code of Business Conduct and Ethics, our CEO and CFO are also subject to specific policies regarding:

☐	disclosures made in our filings with the SEC,
☐	deficiencies in internal controls or fraud involving management or other employees who have a significant role in our financial reporting, disclosure or internal controls,
☐	conflicts of interests, and
☐	knowledge of material violations of securities or other laws, rules or regulations to which we are subject.

A copy of the Code of Ethics is filed as an exhibit to our annual report for the fiscal year ended December 31, 2005 as Exhibit 14.1. The Code of Ethics is also posted on our website under Governance Documents under the investor relations section of our website: www.optionable.com.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table summarizes all compensation (but excludes compensation for services on the Board of Directors) recorded by us in each of the last two completed fiscal years for our principal executive officer, our principal financial officer, our only two executive officers who were serving as such at December 31, 2011.  The value attributable to any option awards is computed in accordance with ASC 718.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in pension value and Non-Qualified Deferred Compensation	All Other Compensation ($)	Total ($)
Brad O’Sullivan	2011	25,000	0	0	9,335	0	0	26,692	61,027
Chief Executive Officer,	2010	15,625	0	0	7,001	0	0	26,982	49,606
and Director

Matthew Katzeff,	2011	15,000	0	0	9,335	0	0	23,600	47,935
Chief Financial Officer,	2010	8,210	0	0	8,484	0	0	7,200	23,894
and Director

EMPLOYMENT AGREEMENTS

On June 29, 2010, Optionable, Inc. executed a compensation agreement with Brad P. O’Sullivan for his services as Interim Chief Executive Officer and Director. The agreement was dated May 17, 2010 to reflect the date on which Mr. O’Sullivan became the Company’s CEO. The terms of Mr. O’Sullivan’s compensation were first disclosed in a Form 8-K filed on May 18, 2010 but the contract was not finalized until June 29, 2010. Mr. O’Sullivan’s annual compensation is $25,000 for his services as CEO and $25,000 for his services as a Director, payable in 12 equal installments.

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

We had a consulting agreement with Marc-Andre Boisseau, who served as our Chief Financial Officer through March 2010. The agreement, as amended, provided that the Company compensate him at $10,417 per month from July 1, 2009 through March 31, 2010.

On July 27, 2010, Optionable, Inc. appointed Matthew L. Katzeff, age 40, to the position of Chief Financial Officer. Per his employment letter, Mr. Katzeff shall receive an annual salary of $20,000, pro rated for the year 2010. Also, the Company’s Board of Directors granted Mr. Katzeff 450,000 stock options, with an exercise price of $0.02 per share.

During 2010, Mr. O’Sullivan and Mr. Katzeff received other compensation from the Company for the provision of business development services in the amounts of $26,982 and $7,200, respectively.  These amounts were included as expenses in the Company’s financial statements for the relevant periods, including as presented in the Company’s Form 10K for the period ended December 31, 2010.  However, this information was mistakenly omitted from Item 11 – “Executive Compensation” of the Company’s Form 10-K for the period ended December 31, 2010.

During 2011, Mr. O’Sullivan and Mr. Katzeff received other compensation from the Company for the provision of business development services in the amounts of $26,682 and $23,600, respectively.

OUTSTANDING EQUITY AWARDS AT 2011 FISCAL YEAR-END TABLE

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers at December 31, 2011.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Brad O’Sulivan	375,000	-	125,000	$0.02	(1)(2)(3)
	40,000	-	60,000	$0.02	(2)(3)(4)

Matthew Katzeff	225,000	-	225,000	$0.02	(2)(3)(5)
	40,000	-	60,000	$0.02	(2)(3)(4)

(1) The remaining 125,000 options shall vest on June 29, 2012.

(2) Notwithstanding any other vesting provision, the options shall vest immediately (i) upon a Change of Control of the Company, (ii) on the effective date of optionee's resignation or termination of optionee’s services to the Company if he resigns for Good Reason or is terminated without Cause, or (iii) if optionee is not nominated for re-election to the Board of Directors without Cause.  “Cause” and “Good Reason” have the meanings ascribed thereto in the 2004 Stock Option Plan, as amended.  “Change of Control” has the meaning ascribed thereto in the Stock Option Agreement pursuant to which this option was granted.

(3) The options shall terminate (even if vested) upon the earliest to occur of (i) the effective date of optionee's resignation without Good Cause, (ii) the effective date of termination of services to the Company if such services were terminated for Cause, (iii) the second anniversary of the effective date of optionee’s resignation for Good Reason, (iv) the second anniversary of the effective date of the termination of optionee’s services without Cause, (v) the second anniversary of the termination of optionee’s services as a director after the Board fails without Cause to nominate optionee for re-election to the Board, (vi) the first anniversary of the termination of optionee’s services due to disability, and (vii) the first anniversary of optionee’s death if such death occurred while still he was employed with or serving the Company.  “Cause” and “Good Reason” have the meanings ascribed thereto in the 2004 Stock Option Plan, as amended.

(4) The remaining options shall vest as follows: 20,000 on March 1, 2012 and an additional 20,000 on August 1, 2012.

(5) The remaining options shall vest as follows: 112,500 on January 27, 2012 and an additional 112,500 on July 27, 2012.

Director Compensation

The following table sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made for the fiscal year ended December 31, 2011.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)

Matthew Katzeff	25,000	-	-	-	-	-	25,000
Edward O’Connor	0	-	9,335	-	-	-	9,335
Brad O’Sullivan	25,000	-	-	-	-	-	25,000
Andrew Samaan	50,000	-	13,119	-	-	-	63,119

Director Compensation

The Company agreed to pay Andrew Samaan $25,000 in annual compensation when he joined the Board of Directors in February 2009. Starting on March 31, 2009, his annual compensation was raised to $50,000.

In February 2009, the Board also approved a grant of 250,000 options to Mr. Samaan. Those options have all vested as of March 29, 2011.  On March 1, 2011, the Company granted Mr. Samaan 100,000 options.  On August 3, 2011, the Company granted Mr. Samaan 100,000 more options.

The Company agreed to give Brad O’Sullivan $25,000 in annual compensation starting in May 2010 for his services on the Board of Directors. Mr. O’Sullivan also receives $25,000 in annual compensation and 500,000 stock options for his services as Chief Executive Officer, as described in the Executive Compensation section above.  On March 1, 2011, the Company granted Mr. O’Sullivan 100,000 options.

Matthew Katzeff was appointed to the Board of Directors in December 2010. He is paid $25,000 in annual compensation for such services. As Chief Executive Officer of the Company, Mr. Katzeff is paid $25,000 in annual compensation as an officer and received 450,000 stock options, as described in the Executive Compensation section above.  On March 1, 2011, the Company granted Mr. Katzeff 100,000 options.

Edward J. O'Connor has served as a director since March 2001. Mr. O'Connor previously served as our CEO between March 2004 and October 2005 and as our President between March 2001 and January 2009.  On March 1, 2011, the Company granted Mr. O’Connor 100,000 options.

All of our directors are reimbursed for their reasonable expenses for attending board and board committee meetings.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2011, the number of and percent of our common stock beneficially owned by:

•	all directors and nominees, naming them,

•	our executive officers,

•	our directors and executive officers as a group, without naming them, and

•	persons or groups known by us to own beneficially 5% or more of our common stock:

We believe that all persons named in the table have sole voting and investment power (or shares such powers with his or her spouse) with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities if that person has the power to vote or dispose of such securities or if that person can acquire such securities within 60 days from March 31, 2012 upon the exercise of options, warrants, convertible securities or other rights. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 31, 2012 have been exercised and converted.

Title of Class	Name and address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Total*
Common Stock	Matthew Katzeff c/o Optionable, Inc., 55 Saint Marks Place, Suite 4, New York, NY 10003	397,500	(1)	0.8%

Common Stock	Edward O’Connor c/o Optionable, Inc., 55 Saint Marks Place, Suite 4, New York, NY 10003	3,914,130	(1)	8.1%

Common Stock	Brad O’Sullivan c/o Optionable, Inc., 55 Saint Marks Place, Suite 4, New York, NY 10003	435,000	(1)	0.9%

Common Stock	Andrew Samaan (2) c/o Optionable, Inc., 55 Saint Marks Place, Suite 4, New York, NY 10003	350,000	(2)	0.7%

Common Stock	Mark Nordlicht 152 West 57th Street, 4th Floor, New York, NY 10019	5,681,661		11.8%

Common Stock	Nymex Holdings, Inc. One, North End Avenue World Financial Center New York, NY 10282	10,758,886		22.3%

Common Stock	All Executive Officers and Directors as a Group (4 persons )	5,096,630		10.5%

* Based upon 48,333,128 shares outstanding as of March 22, 2012.

(1) Includes shares issuable pursuant to the exercise of stock options exercisable within 60 days.

(2) Includes 2,682,201 shares owned by Ridgecrest Capital Corp., Inc., a corporation wholly owned by Mr. O'Connor, 901,929 shares owned by Mr. O'Connor's daughter Kathleen O'Connor and 901,929 shares owned by Mr. O'Connor's daughter Erin O'Connor.  Mr. O’Connor disclaims beneficial ownership of his daughters’ shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In 2011, the Company advanced approximately $993,874 to its former President Kevin Cassidy, its former Chairman Mark Nordlicht and its former President (and current Director) Edward O’Connor—all of whom are large stockholders in the Company—for their legal fees regarding the lawsuits described in Item 3 of Part I as well as for Mr. Cassidy’s defense of the Department of Justice action and claims made by the Securities and Exchange Commission against Mr. Cassidy and Mr. O’Connor. None of these advancements have been collateralized. If, upon the final disposition of these lawsuits, it is determined that one or more of these individuals is required to repay a portion of any of the advancements, such individual(s) may also be liable for monetary damages, fines and penalties to various third parties. As a result, we may be unable to actually recoup the advanced monies even if we are legally entitled to reimbursement.

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

One of our members of our Board of Directors, Andrew Samaan is "independent" within the meaning of Nasdaq Marketplace Rule 4200. The other current members of the Board of Directors—Edward O’Connor, Brad P. O’Sullivan, and Matthew Katzeff—are not “independent.” We have not established any committees, including an Audit Committee, a Compensation Committee, a Nominating Committee, or any committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole. Due to the size of the Board and the Company’s limited resources, our Board of Directors believes that the establishment of such committees of the Board is unnecessary and could be considered more form than substance.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sherb & Co., LLP, an independent registered accounting firm, has audited our financial statements for the years ended December 31, 2011 and 2010. The Company’s stockholders ratified the Board’s selection of Sherb & Co. as the Company’s registered accounting firm for the 2010 year-end audit and to review our quarterly financial reports for filing with the Securities and Exchange Commission during fiscal year 2010. The following table shows the fees paid or accrued by us for the audit and other services provided by Sherb & Co. for fiscal year 2010 and 2011.

	2011	2010

Audit Fees (1)	$24,000	$45,000
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

Total	$24,000	$45,000

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

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

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

10.30
Acquisition Agreement, dated March 23, 2007, between the Company, Peter Holmquist, Douglas Towne, and Joseph McHugh (incorporated by reference to the Registrant's Current Report on Form 8-K, dated as of March 23, 2007).

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

10.41
Letter Agreement, dated as of November 26, 2007, by and between Optionable, Inc. and Dov Rauchwerger.(incorporated by reference to the Registrant's Current Report on Form 8-K, dated as of November 26, 2007).

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

* Filed herewith
** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 23, 2012.

Optionable, Inc.

By:	/s/ Brad P. O’Sullivan
Brad P. O’Sullivan
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the date indicated:

Signature	Title	Date

/s/ Brad O’Sullivan	Chief Executive Officer and	March 23, 2012
Brad O’Sullivan, Esq	Director

/s/ Matthew Katzeff	Chief Financial Officer and Director	March 23, 2012
Matthew Katzeff

/s/ Edward O’Connor	Director	March 23, 2012
Edward O’Connor

/s/ Andrew Samaan	Director	March 23, 2012
Andrew Samaan

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Optionable, Inc.

We have audited the accompanying consolidated balance sheets of Optionable, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended December 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Optionable, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations and uncertainty regarding pending legal matters raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters also are described in Note 1. The December 31, 2011 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP

Certified Public Accountants
New York, New York
March 20, 2012

OPTIONABLE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$1,290,282	$3,054,598
Refundable Income Taxes	-	92,393
Prepaid expenses	40,000	317,033
Total current assets	1,330,282	3,464,024

Total assets	$1,330,282	$3,464,024

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$110,460	$97,740
	110,460	97,740

Due to director, net of unamortized discount of $118,167 and $245,243 at December 31, 2011 and 2010, respectively	390,530	263,454
Total liabilities	500,990	361,194

Stockholders' Equity:
Preferred Stock; $.0001 par value, 5,000,000 shares authorized, none issued and outstanding at December 31, 2011 and 2010	-	-
Common stock; $.0001 par value, 100,000,000 shares authorized, 52,428,203 issued and 48,333,128 outstanding at December 31, 2011 and 2010, respectively	5,242	5,242
Additional paid-in capital	162,805,110	162,792,730
Treasury stock at cost, 4,095,075 shares at December 31, 2011 and 2010	(47,552)	(47,552)
Accumulated deficit	(161,933,508)	(159,647,590)

Total stockholders’ equity	829,292	3,102,830

Total liabilities and stockholders’ equity	$1,330,282	$3,464,024

See Notes to Consolidated Financial Statements.

OPTIONABLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31
	2011	2010

Operating expenses:
Selling, general and administrative	$2,088,625	$2,490,788

Total operating expenses	2,088,625	2,490,788

Operating loss	(2,088,625)	(2,490,788)

Other income (expense):
Interest income	17,602	9,993
Interest expense to related parties	(127,076)	(58,219)
	(109,474)	(48,226)

Loss before income tax provision	(2,198,099)	(2,539,014)

Income tax (expense) benefit	(87,819)	87,819

Net loss	$(2,285,918)	$(2,451,195)

Basic loss per common share	$(0.05)	$(0.05)

Diluted loss per common share	$(0.05)	$(0.05)

Basic weighted average common shares outstanding	48,333,128	48,333,128

Diluted weighted average common shares outstanding	48,333,128	48,333,128

See Notes to Consolidated Financial Statements.

OPTIONABLE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
From January 1, 2010 to December 31, 2011

	Common Stock		AdditionalPaid-in	Treasury Stock, at	Accumulated
	Shares	$	Capital	Cost	Deficit	Total

Balance at January 1, 2010	52,428,203	$5,242	$162,784,691	$(47,552)	$(157,196,395)	$5,545,986

Fair value of options	-	-	8,039	-	-	8,039
Repurchase of shares	-	-	-		-	-
Net loss	-	-	-	-	(2,451,195)	(2,451,195)
Ending balance, December 31, 2010	52,428,203	5,242	162,792,730	(47,552)	(159,647,590)	3,102,830

Fair value of options	-	-	12,380	-	-	12,380
Net loss	-	-	-	-	(2,285,918)	(2,285,918)
Ending balance, December 31, 2011	52,428,203	$5,242	$162,805,110	$(47,552)	$(161,933,508)	$829,292

See Notes to Consolidated Financial Statements.

OPTIONABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(2,285,918)	$(2,451,195)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of debt discount	127,076	58,219
Share-based compensation expense	12,380	8,039
Valuation allowance on income tax refund receivable	92,393	-
Changes in operating assets and liabilities:
Prepaid and other assets	277,033	877,263
Accounts payable and accrued expenses	12,720	(510,531)
Income tax refund receivable	-	836,745
Income tax payable	-	4,523

Net cash used in operating activities	(1,764,316)	(1,176,937)

Net decrease in cash	(1,764,316)	(1,176,937)

Cash, beginning of year	3,054,598	4,231,535

Cash, end of year	$1,290,282	$3,054,598

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3,279	-

Cash paid for interest	$-	-

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

The Company has not generated any revenues since the third quarter of 2007 as a result of the termination of the business relationship by its largest customer and the succession of events since then. The litigation matters listed below and discussed in Note 6 have had a significant adverse impact on its business and future results of operations and financial condition.

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

The Company's cash and cash equivalents accounts are held at financial institutions. The Federal Deposit Insurance Corporation ("FDIC") insured up to $100,000 between January 2007 and October 2008. After October 2008, it insured up to $250,000 for interest-bearing accounts and an unlimited amount for noninterest-bearing accounts after October 2008. During 2011 and 2010, the Company had bank balances exceeding the FDIC insurance limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden failure of such financial institutions. The Company’s cash and cash equivalents held at financial institutions exceeded the FDIC insurance limit amount at December 31, 2011 and 2010.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted Financial Accounting Statement Board (“FASB”) Accounting Standard Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2011 and 2010, with the exception of its due to director.  The Company deems that the carrying value of the due to director approximates the fair value as of December 31, 2011.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of December 31, 2011 and 2010, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options amounted to 2,283,000 and 1,683,000 at December 31, 2011 and 2010, respectively. The outstanding warrants amounted to 0 and 0 at December 31, 2011 and 2010, respectively. The options and warrants outstanding at December 31, 2011 and 2010, respectively, have been excluded from the computation of diluted earnings per share due to their antidilutive effect.

The weighted average number of shares for the year ended December 31, 2010 has been corrected from the number previously reported in the prior year’s Form 10-K.  This change in the weighted average number of shares had no impact on either the basic or diluted loss per common share that was previously reported.

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

Note 4-Due to Related Parties

The terms and amounts of due to related parties at December 31, 2011 and 2010, respectively, are as follows:

One of the Company’s current board members and former president is entitled to a payment of $508,697 (the “Principal Amount”), plus interest, if applicable, upon the following terms. In the event that the Company secures financing of at least $1,000,000 (the “Capital Raise”), this person will be entitled to a payment equal to the lesser of (i) 12.5% of the Capital Raise, (ii) $381,250, and (iii) any unpaid Principal Amount. In the event that upon a Capital Raise, the entire Principal Amount has not been repaid, then this person shall be issued a promissory note (the “Capital Raise Note”) in the principal amount of any then unpaid Principal Amount remaining after the payments described in the preceding sentence. The Capital Raise Note shall be due and payable on April 1, 2014 and shall bear interest at a rate of 4.68% annually. In the event that no Capital Raise shall have occurred prior to April 1, 2014, then the unpaid Principal Amount shall be due and payable as of such date. This liability is recorded on the Company’s balance sheets as follows:

	December 31, 2011	December 31, 2010

	$508,697	$508,697
Discount, using initial implied rate of 12%	(118,167)	(245,243)
	$390,530	$263,454

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

The amortization of the discount on the due to related parties amounted to approximately $127,076 and $58,219 during 2011 and 2010, respectively.

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

During 2011 and 2010, the Company recorded share-based payment expenses amounting to approximately $12,000 and $8,000, respectively, in connection with all options outstanding at the respective measurement dates. The amortization of share-based payment was recorded in general and administrative expenses during 2011 and 2010.

The fair value of the options is based on the Black Scholes Model using the following assumptions:

	2011	2010

Exercise price:	$0.015	$0.015
Market price at date of grant:	$0.015	$0.015-$0.02
Volatility:	162%	162%
Expected dividend rate:	0%	0%
Expected terms:	5 years	5 years
Risk-free interest rate:	2.12%	2.12%

A summary of the activity during 2011 and 2010 of the Company’s stock option plan is presented below:

	Options	Weighted Average Exercise Price		Aggregate Intrinsic Value

Outstanding at January 1, 2010	1,233,000	$0.46

Granted	950,000	.02	*
Exercised	-	-
Expired or cancelled	(500,000)	.05
Outstanding at December 31, 2010	1,683,000	0.26		$0

Granted	600,000	.015
Exercised	-	-
Expired or cancelled	-	-
Outstanding at December 31, 2011	2,283,000	$0.19		$0

Exercisable and vested at December 31, 2011	1,353,000	$.30		$0

* This reflects the revised exercise price from $0.015 as a result of changes in the terms of the options subsequent to December 31, 2011.

The total compensation cost related to nonvested options not yet recognized amounted to approximately $12,972 at December 31, 2011 and the Company expects that it will be recognized over the following weighted-average period of 15 months.

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

As a result of the Consent Order (as defined below), and the payment of the penalty required thereby, the complaint by the CFTC against the Company and O’Connor was dismissed and the case closed.

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

In addition, the Defendants paid to the CFTC a civil monetary penalty in the amount of two hundred thousand dollars ($200,000) as provided in the Consent Order.

CMEG NYMEX Inc. v. Optionable, Inc. et. al. Civ. No. 09-03677 (S.D.N.Y.)

On April 10, 2009, NYMEX filed the operative complaint in this litigation.  The complaint alleged, among other things, that Optionable, certain of its former officers and directors and one current director, and other defendants defrauded NYMEX in connection with NYMEX’s purchase of $28.9 million of shares of Optionable stock pursuant to a Stock and Warrant Purchase Agreement (“SWPA”).  NYMEX seeks damages in excess of $28.5 million based on the following causes of action against the Company: violations of Section 10(b) of the Securities Exchange Act; breach of contract and warranty; aiding and abetting common law fraud; and negligent misrepresentation.  The Company has denied the allegations in the Complaint.  On September 6, 2011, the Company filed counterclaims against NYMEX alleging, among other things, that NYMEX breached its obligations under the SWPA.  The counterclaims seek unspecified damages based on the following causes of action:  breach of contract; breach of the covenant of good faith and fair dealing; and refusal to pay amounts due and owed of over $740,000.  NYMEX filed a motion for partial summary judgment in support of its claims, and the Company also filed a motion for summary judgment in support of its claims.  Both motions are still pending.  The Company is unable to predict the outcome of this litigation.

Bank of Montreal v. Optionable, Inc. et al. Civ. No. 09-07557 (S.D.N.Y.)

On August 28, 2009, BMO filed the operative complaint in this litigation.  The complaint alleges, among other things, that the Company, certain of its former and current officers and directors, and other defendants conspired to defraud BMO in connection with large monetary losses experienced by BMO as a result of natural gas option trades made by one of its former employees.  BMO seeks unspecified damages based on the following causes of action:  fraud; negligent misrepresentation; aiding and abetting fraud; aiding and abetting breach of fiduciary duty; and breach of contract.  The Company has denied the allegations in the Complaint. On September 6, 2011, the Company filed counterclaims against BMO alleging, among other things, that BMO launched an unlawful campaign to blame the Company for the losses BMO incurred due to its own fault.  The counterclaims seek unspecified damages based on three, separate tortious interference causes of action.  BMO field a motion to dismiss the Company’s counterclaims which is still pending.  The Company is unable to predict the outcome of this litigation.

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

United States of America v. Kevin Cassidy (08 Cr. 1101 (TPG))

On August 15, 2011, Kevin Cassidy, a former Chief Executive Officer of Optionable, Inc. (the “Company”), plead guilty to conspiracy in violation of Title 18, United States Code, Section 371, in the matter United States of America v. Kevin Cassidy (08 Cr. 1101 (TPG)) before the United States District Court for the Southern District of New York.

SEC Matter

On November 18, 2008, the Securities and Exchange Commission filed a complaint against the Company’s former Chief Executive Officer, Kevin Cassidy, its former President (and current Director), Edward O’Connor, and its former employee Scott Connor in the United States District Court for the Southern District of New York. The complaint claims that Cassidy and Mr. O’Connor are liable for violations of Rules 10b-5, 12b-20, 13a-1, 13a-14, 13a-16, 13b2-1, and 13b2-2 and Section 10(b), Section 13(a), Section 13(b)(2) and Section 13(b)(5) of the Exchange Act and Section 17(a) of the Securities Act. The complaint demands, among other things, that Mr. Cassidy and Mr. O’Connor disgorge their alleged ill-gotten gains, be permanently enjoined from certain activities, pay civil penalties, be prohibited from being an officer or director of any issuer that has registered securities or an issuer that is required to file reports pursuant to Section 15(d) of the Exchange Act.

While the Company intends both to defend itself vigorously against these claims and to prosecute its own counterclaims, there exists the possibility of adverse outcomes that the Company cannot determine.  These matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

Legal Fees in Dispute

The financial statements do not reflect approximately $192,000 of legal fees that are claimed pursuant to an indemnification agreement by the law firm defending a former officer of the Company in various legal actions.  The ultimate amount for which the Company will be liable for these disputed amounts is not currently determinable.

Note 7-Income Taxes

The components of the Tax Provision are as follows:

	2011	2010
Current:
Federal	$(87,819)	$87,819
State	-

Total current	(87,819)	87,819

Deferred:
Federal	-
State	-
	-

Total benefit (provision) for income taxes	$87,819	$87,819

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	2011	2010

ed Federal statutory taxes	(35.0)%	(35.0)%
Stat State income taxes, net of federal tax benefit	(5.7)	(5.7)
Cha Permanent differences	2.3	--
Cha Change in valuation allowance	42.3	35.9
Effect of net operating loss carryback/carryforward	(3.9)	3.9
	(0.00)%	(0.00)%

The tax effects of principal temporary differences between the carrying amount of assets and their tax bases are summarized below.

Management believes it is more likely than not that it will be able to offset certain deductions associated with these deferred tax assets to its prior or future years’ taxable income:

The components of the deferred tax assets are as follows:

	December 31,	December 31,
	2011	2010

Net operating losses	$2,035,000	$884,000
Allowance for bad debt	--	179,000
Other	3,000	3,000
State income tax carryforward	10,000	10,000
Intangible assets, net of amortization	133,000	133,000
	2,180,000	1,209,000
Valuation Allowance	(2,180,000)	1,209,000
Tot Total deferred tax assets- current	$-	$-

At December 31, 2010, the Company had recorded a Federal income tax refund receivable of $92,393 based on the carry back of the 2009 net operating loss to earlier profitable years.  During 2011, the Internal Revenue Service informed the Company that the carry back to the earlier years is barred by statute, and that the Company will need to carry forward this net operating loss to be applied against taxable income of future years.  However, since the Company cannot be assured at this time that there will be a future taxable income available to which this loss may be offset, the Company has reserved the full amount of the tax benefit attributable to this loss carry forward.

The Company has net operating losses of approximately $5,354,000 for both federal and state tax purposes that expire in 2031.

The valuation allowance of deferred tax assets increased by approximately $971,000 during 2011.

Note 8 – Subsequent Events

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date for disclosure or recognition purposes.