Form 10-Q
period 2012-03-31
Optionable Inc
filed 2012-05-15
CIK 1303433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2012.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ___________ to ___________

Commission File Number: 000-51837

OPTIONABLE, INC. (Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2219407
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

55 St. Marks Place, Suite 4, New York, NY	10003
(Address of Principal Executive Offices)	(Zip Code)

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

The number of outstanding shares of the registrant’s Common Stock as of May 14, 2012 is 48,333,128.

OPTIONABLE, INC.

OPTIONABLE, INC.
BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$907,723	$1,290,282
Refundable income taxes
Prepaid expenses	40,000	40,000
Total current assets	947,723	1,330,282

Total assets	$947,723	$1,330,282

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$175,453	$110,460
	175,453	110,460

Due to director, net of unamortized discount of $118,167 and $129,653 at March 31, 2012 and December 31, 2011, respectively	402,363	390,530
Total liabilities	577,816	500,990

Stockholders' Equity:
Preferred Stock; $.0001 par value, 5,000,000 shares authorized, none issued and outstanding at March 31, 2012 and December 31, 2011	-	-
Common stock; $.0001 par value, 100,000,000 shares authorized, 52,428,203 issued and 48,333,128 outstanding at March 31, 2012 and December 31, 2011	5,242	5,242
Additional paid-in capital	162,810,339	162,805,110
Treasury stock at cost, 4,095,075 shares at March 31, 2012 and December 31, 2011	(47,552)	(47,552)
Accumulated deficit	(162,398,122)	(161,933,508)

Total stockholders’ equity	369,907	829,292

Total liabilities and stockholders’ equity	$947,723	$1,330,282

See Notes to Financial Statements.

OPTIONABLE, INC.
STATEMENTS OF OPERATIONS

	For the three months ended
	March 31,
	2012	2011
	(Unaudited)	(Unaudited)

Operating expenses:
Selling, general and administrative	$453,736	$979,541

Total operating expenses	453,736	979,541

Operating loss	(453,736)	(979,541)

Other income (expense):
Interest income	955	5,064
Interest expense to related parties	(11,833)	(15,673)
	(10,878)	(10,609)

Loss before income tax benefit	(464,614)	(990,150)

Income tax benefit	-	-

Net loss	$(464,614)	$(990,150)

Basic loss per common share	$(0.01)	$(0.02)

Diluted loss per common share	$(0.01)	$(0.02)

Basic weighted average common shares outstanding	48,333,128	48,333,128

Diluted weighted average common shares outstanding	48,333,128	48,333,128

See Notes to Financial Statements.

OPTIONABLE, INC.
STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31,
	2012	2011
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(464,614)	$(990,150)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of debt discount	11,833	15,673
Share-based compensation expense	5,229	2,110
Changes in operating assets and liabilities:
Prepaid and other assets		317,033
Accounts payable and accrued expenses	64,993	197,461

Net cash (used in) provided by operating activities	(382,559)	(457,873)

Net cash used in investing activities	-	-

Net cash used in financing activities	-	-

Net (decrease) increase in cash	(382,559)	(457,873)

Cash, beginning of period	1,290,282	3,054,598

Cash, end of period	$907,723	$2,596,725

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

See Notes to Financial Statements.

OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

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

The Company is a defendant to several legal proceedings, one from its largest shareholder, Chicago Mercantile Exchange/ New York Mercantile Exchange (“NYMEX”), and a second one from its former largest customer, Bank of Montreal (“BMO”). Also named in such lawsuits, among others, are: one of the Company’s current board members and former president, as well as the Company’s former chief executive officer and former chairman.  Additionally, the Company’s former chief executive officer and former president are defendants in a claim made by the Securities and Exchange Commission.

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

OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. The accompanying financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 which was filed on March 23, 2012.

Note 2- Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents.

The Company's cash and cash equivalents accounts are held at financial institutions. The Federal Deposit Insurance Corporation ("FDIC") insured up to $100,000 between January 2007 and October 2008. After October 2008, it insured up to $250,000 for interest-bearing accounts and an unlimited amount for noninterest-bearing accounts after October 2008. During the three-month period ended March 31, 2012 and fiscal year 2011, the Company had bank balances exceeding the FDIC insurance limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden failure of such financial institutions. The Company’s cash and cash equivalents held at financial institutions exceeded the FDIC insurance limit amount at March 31, 2012 and December 31, 2011, respectively.

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

NOTES TO FINANCIAL STATEMENTS

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of March 31, 2012 and December 31, 2011, with the exception of its Due to Related Party.  The Company deems that the carrying value of the Due to Related Party approximates the fair value as of March 31, 2012 and December 31, 2011.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of March 31, 2012 and December 31, 2011, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition, ASC 825-10-25, “Fair Value Option,” was effective January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

 OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

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

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options amounted to 2,283,000 at March 31, 2012 and 2,183,000 at March 31, 2011. The outstanding warrants amounted to 0 at March 31, 2012 and March 31, 2011. The options and warrants outstanding at March 31, 2012 and March 31, 2011, respectively, have been excluded from the computation of diluted earnings per share due to their antidilutive effect.

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

NOTES TO FINANCIAL STATEMENTS

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

Note 4-Due to Related Parties

The terms and amounts of due to related parties at March 31, 2012 and December 31, 2011, respectively, are as follows:

 OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

	March 31, 2012	December 31, 2011

	$508,697	$508,697
Discount, using initial implied rate of 12%	(106,334)	(118,167)
	$402,363	$390,530

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

 OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The amortization of the discount on the due to related parties amounted to approximately $11,833 and $15,673 during the three-month period ended March 31, 2012 and fiscal year 2011, respectively.

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

During the three-month periods ending March 31, 2012 and March 31, 2011, respectively, the Company recorded share-based payment expenses amounting to approximately $5,229 and $2,110, in connection with all options outstanding at the respective measurement dates. The amortization of share-based payment was recorded in selling, general and administrative during such periods.

The Company granted no options during the three-month period ended March 31, 2012.

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

 OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following activity occurred under our plan:

	Three-month periods ended March 31,
	2012		2011

Weighted-average grant-date fair value of options granted	$	N/A	$0.020

Fair value of options granted	$	N/A	$9,335

The total compensation cost related to nonvested options not yet recognized amounted to approximately $9,612 at March 31, 2012 and the Company expects that it will be recognized over the following weighted-average period of 12 months.

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

Bank of Montreal v. Optionable, Inc. et al. Civ. No. 09-07557 (S.D.N.Y.)

On August 28, 2009, BMO filed the operative complaint in this litigation.  The complaint alleges, among other things, that the Company, certain of its former and current officers and directors, and other defendants conspired to defraud BMO in connection with large monetary losses experienced by BMO as a result of natural gas option trades made by one of its former employees.  BMO seeks unspecified damages based on the following causes of action:  fraud; negligent misrepresentation; aiding and abetting fraud; aiding and abetting breach of fiduciary duty; and breach of contract.  The Company has denied the allegations in the Complaint. On September 6, 2011, the Company filed counterclaims against BMO alleging, among other things, that BMO launched an unlawful campaign to blame the Company for the losses BMO incurred due to its own fault.  The counterclaims seek unspecified damages based on three, separate tortious interference causes of action.  BMO filed a motion to dismiss the Company’s counterclaims which is still pending.  The Company is unable to predict the outcome of this litigation.

OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

While the Company intends both to defend itself vigorously against these claims and cross-claims and to prosecute its own counterclaims, there exists the possibility of adverse outcomes that the Company cannot determine. These matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

Indemnification Obligations

As a result of their involvement in the matters described in this Note 6, the Company may have indemnification obligations to certain of its past directors and officers and a current board member and former president.  The amounts, if any, and timing of such indemnification obligations with respect to such individuals is indeterminable.   Therefore, the Company’s financial statements reflect as expenses only those indemnification obligations it has been able to quantify and determined to be payable during the relevant accounting period.

OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Subsequent Events

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date for disclosure or recognition purposes.

The Company granted 600,000 options in May 2012, as follows: 200,000 options were granted to each of CEO Brad O'Sullivan and CFO Matthew Katzeff, in recognition of their efforts in the dual capacities of executive officer and director, and 100,000 options were granted to both of the non-employee directors, Andrew Samaan and Edward O’Connor.

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

Results of Operations

			Increase/	Increase/
	For the three months ended		(Decrease)	(Decrease)
	March 31,		in $ 2012	in % 2012
	2012	2011	vs 2011	vs 2011
Operating expenses:
Selling, general and administrative	453,736	979,541	(525,805)	-53.7%
Total operating expenses	453,736	979,541	(525,805)	-53.7%

Operating loss	(453,736)	(979,541)	525,805	-53.7%

Other income (expense):
Interest income	955	5,064	(4,109)	-81.1%
Interest expense-related parties	(11,833)	(15,673)	(3,840)	-24.5%
	(10,878)	(10,609)	269	2.5%

Net loss before income tax	(464,614)	(990,150)	525,536	-53.1%

Income tax benefit	-	-	-	0.0%

Net loss	$(464,614)	$(990,150)	$(525,536)	-53.1%

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

The decrease of $525,805 in general and administrative expenses during the three-month period ended March 31, 2012, in comparison to the comparable period in 2011, is due primarily to a $467,684 decrease in legal fees and the further realization of general cost reduction strategies implemented by current management, non-recurrence of the deferral of certain expenses for earlier periods being deferred to the three-month period ended March 31, 2011.  Legal expenses were $288,872 and $756,556 for the three-month period ended March 31, 2012 and March 31, 2011, respectively.

As a result of the matters discussed above, we believe that our legal fees for 2012 will continue to constitute a large share of our general and administrative expenses.

Interest income

Interest income consists primarily of interest earned on interest-bearing cash and cash equivalents. The decrease in interest income during the three-month period ended March 31, 2012, in comparison to the comparable period in 2011, is primarily due to the decrease in cash and cash equivalents, offset by an increase in the interest rate paid to the Company on account of its cash and cash equivalents held in interest bearing-accounts.

Interest expense to related parties

Interest expense to related parties consists of interest charges associated with amounts due to related parties. As of March 31 2012, the only remaining related party note payable is due to Edward O’Connor, a Director and former President.  The decrease in interest expense to related parties during the three-month period ended March 31, 2012, in comparison to the comparable period in 2011, is due to the amortization of the discount.  See Note 4 to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance as of March 31, 2012 amounts to approximately $907,723.

During the three-month period ended March 31, 2012, we used cash for operating activities of approximately $382,559, resulting from the net loss incurred by the Company of approximately $464,614, adjusted for:

·	the amortization of debt discount of approximately $11,559 and share-based compensation expense of approximately $5,229;
·	an increase in accounts payable and accrued expenses of approximately $64,993.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our Chief Executive Officer and our Principal Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II: OTHER INFORMATION

ITEM 1. Legal Proceedings

Except as described in Note 6 to the financial statements, during the three~~-~~month period ended March 31, 2012, there were no material developments to the Company’s legal proceedings described in Note 6 to Financial Statements.  Reference is made to the Company’s Annual Report on Form 10-K for the period ended December 31, 2011 for the most recent disclosure by the Company of its legal proceedings.

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

10.50	Indemnification Agreement, by and between Optionable, Inc. and Brad P. O’Sullivan (incorporated by reference to the registrant's Current Report on Form 8-K, dated as of July 2, 1010).

10.51	Indemnification Agreement, by and between Optionable, Inc. and Andrew Samaan (incorporated by reference to the registrant's Current Report on Form 8-K, dated as of July 2, 1010).

10.52	First Amendment to 2004 Stock Option Plan (incorporated by reference to the registrant's Current Report on Form 8-K, dated as of March 4, 2011).

10.53	Amendment to Stock Option Agreement between Optionable, Inc. and Matthew Katzeff (incorporated by reference to the registrant's Current Report on Form 8-K, dated as of March 4, 2011).

10.54	Amendment to Stock Option Agreement between Optionable, Inc. Brad O’Sullivan (incorporated by reference to the registrant's Current Report on Form 8-K, dated as of March 4, 2011).

10.55	Amendment to Stock Option Agreement between Optionable, Inc. and Andrew Samaan (incorporated by reference to the registrant's Current Report on Form 8-K, dated as of March 4, 2011).

10.56*	Nonstatutory Stock Option Agreement dated as of August 3, 2011, by and between Optionable, Inc. and Andrew Samaan

10.57*	Stock Option Agreement dated as of May 2, 2012, by and between Optionable, Inc. and Brad P. O’Sullivan

10.58*	Stock Option Agreement dated as of May 2, 2012, by and between Optionable, Inc. and Matthew Katzeff

10.59*	Stock Option Agreement dated as of May 2, 2012, by and between Optionable, Inc. and Edward O’Connor

10.60*	Stock Option Agreement dated as of May 2, 2012, by and between Optionable, Inc. and Andrew Samaan

31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2*	Certification by Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2*	Certification by Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS**	XBRL INSTANCE

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION

101.LAB**	XBRL TAXONOMY EXTENSION LABELS

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION

*	Filed herewith

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

May 14, 2012
Optionable, Inc.

	By:	/s/ Brad P. O’Sullivan
Brad P. O’Sullivan
Chief Executive Officer
(Principal Executive Officer)