Form 10-Q
period 2012-06-30
Optionable Inc
filed 2012-08-10
CIK 1303433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2012.

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

The number of outstanding shares of the registrant’s Common Stock as of August 6, 2012 is 48,333,128.

OPTIONABLE, INC.

OPTIONABLE, INC.
CONSOLIDATED BALANCE SHEETS

	June 30 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$640,883	$1,290,282
Refundable income taxes	-
Prepaid expenses	40,000	40,000
Total current assets	680,883	1,330,282

Total assets	$680,883	$1,330,282

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$215,333	$110,460
	215,333	110,460

Due to director, net of unamortized discount of $94,142 and $118,167 at June 30, 2012 and December 31, 2011, respectively	414,555	390,530
Total liabilities	629,888	500,990

Stockholders' Equity:
Preferred Stock; $.0001 par value, 5,000,000 shares authorized, none issued and outstanding at June 30, 2012 and December 31, 2011	-	-
Common stock; $.0001 par value, 100,000,000 shares authorized, 52,423,403 issued and 48,323,528 outstanding at June 30, 2012 and December 31, 2011	5,242	5,242
Additional paid-in capital	162,812,724	162,805,110
Treasury stock at cost, 4,095,075 shares at June 30, 2012 and December 31, 2011	(47,552)	(47,552)
Accumulated deficit	(162,719,419)	(161,933,508)

Total stockholders’ equity	50,995	829,292

Total liabilities and stockholders’ equity	$680,883	$1,330,282

See Notes to Consolidated Financial Statements.

OPTIONABLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses:
Selling, general and administrative	$309,580	$381,203	$763,316	$1,360,744

Total operating expenses	309,580	381,203	763,316	1,360,744

Operating loss	(309,580)	(381,203)	(763,316)	(1,360,744)

Other income (expense):
Interest income	476	4,143	1,431	9,207
Interest expense to related parties	(12,192)	(10,820)	(24,025)	(21,321)
	(11,716)	(6,677)	(22,594)	(12,114)

Loss before income tax benefit	(321,296)	(387,880)	(785,910)	(1,372,858)

Income tax benefit	-	-	-	-

Net loss	$(321,296)	$(387,880)	$(785,910)	$(1,372,858)

Basic loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Basic weighted average common shares outstanding	48,333,128	48,333,128	48,333,128	48,333,128

Diluted weighted average common shares outstanding	48,333,128	48,333,128	48,333,128	48,333,128

See Notes to Consolidated Financial Statements.

OPTIONABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30,
	2012	2011
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(785,910)	$(1,372,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	24,025	21,322
Write Down of Debt Discount	-	83,120
Share-based compensation expense	7,614	3,270
Changes in operating assets and liabilities:
Prepaid and other assets	-	317,033
Accounts payable and accrued expenses	104,872	181,319
Recoverable income taxes	-	-

Net cash used in operating activities	(649,399)	(766,794)

Net cash used in investing activities	-	-

Net cash used in financing activities	-	-

Net decrease in cash	(649,399)	(766,794)

Cash, beginning of period	1,290,282	3,054,598

Cash, end of period	$640,883	$2,287,804

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

Noncash investing and financing activities:	$-	$-

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

OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six and three-month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 which was filed on March 23, 2012.

Note 2- Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents.

The Company's cash and cash equivalents accounts are held at financial institutions. The Federal Deposit Insurance Corporation ("FDIC") insured up to $100,000 between January 2007 and October 2008. After October 2008, it insured up to $250,000 for interest-bearing accounts and an unlimited amount for noninterest-bearing accounts after October 2008. During 2011 and 2010, the Company had bank balances exceeding the FDIC insurance limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden failure of such financial institutions. The Company’s cash and cash equivalents held at financial institutions exceeded the FDIC insurance limit amount at June 30, 2012 and December 31, 2011, respectively.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2012 and December 31, 2011, with the exception of its due to director.  The Company deems that the carrying value of the due to director approximates the fair value as of June 30, 2012 and December 31, 2011.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of June 30, 2012 and December 31, 2011, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

NOTES TO FINANCIAL STATEMENTS

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

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options amounted to 2,883,000 and 2,183,000 at June 30, 2012 and 2011, respectively. The outstanding warrants amounted to 0 at June 30 2012 and 2011. The options and warrants outstanding at June 30, 2012 and 2011, respectively, have been excluded from the computation of diluted earnings per share due to their antidilutive effect.

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

OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 4-Due to Related Parties

The terms and amounts of due to related parties at June 30, 2012 and December 31, 2011, respectively, are as follows:

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

	June 30, 2012	December 31, 2011
	$508,697	$508,697
Discount, using initial implied rate of 12%	(94,142)	(118,167)
	$414,555	$390,530

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

The amortization of the discount on the due to related parties amounted to approximately $24,025 and $21,322 during the six-month periods ending June 30, 2012 and 2011, respectively.

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

OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

During the six-month periods ending June 30, 2012 and 2011, respectively, the Company recorded share-based payment expenses amounting to approximately $7,614 and $3,270, in connection with all options outstanding at the respective measurement dates. The amortization of share-based payment was recorded in selling, general and administrative during such periods.

The Company granted 500,000 options in March 2011, as follows: 100,000 options were granted to each of CEO Brad O'Sullivan, CFO Matthew Katzeff, Director Andrew Samaan, Director and former President Edward O’Connor and Comptroller Michael Templeton. These were the only options granted during the six-month period ended June 30, 2011.

The Company granted 600,000 options in May 2012, as follows: 200,000 options were granted to each of CEO Brad O'Sullivan and CFO Matthew Katzeff and 100,000 options were granted to each of Director Andrew Samaan and Director and former President Edward O’Connor. These were the only options granted during the six-month period ended June 30, 2012.

The fair value of the options granted during the six-month period ended June 30, 2012 and 2011 is based on the Black Scholes Model using the following assumptions:

	600,000 Options Issued On May 2, 2012	500,000 Options Issued On March 1, 2011

Exercise price:	$0.022	$0.020

Market price at date of grant:	$0.022	$0.020

Volatility:	123%	162%

Expected dividend rate:	0%	0%

Expected terms: (years)	5	5

Risk-free interest rate:	0.82%	2.12%

OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following activity occurred under our plan:

	Six-month periods ended June 30,
	2012	2011

Weighted-average grant-date fair value of options granted	$0.022	$0.020

Fair value of options granted	$11,001	$9,335

The total compensation cost related to nonvested options not yet recognized amounted to approximately $16,800 and $6,900 at June 30, 2012 and 2011, respectively, and the Company expects that it will be recognized over the following weighted-average period of 12 months.

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

(Unaudited)

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

OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Results of Operations

	For the three months ended June 30,		Increase/ (Decrease) in $ 2012	Increase/ (Decrease) in % 2012	For the six months ended June 30,		Increase/ (Decrease) in $ 2012	Increase/ (Decrease) in % 2012
	2012	2011	vs 2011	vs 2011	2012	2011	vs 2011	vs 2011

Operating expenses:
Selling, general and administrative	309,580	381,203	(71,623)	-18.8%	763,316	1,360,744	(597,428)	-43.9%
Total operating expenses	309,580	381,203	(71,623)	-18.8%	763,316	1,360,744	(597,428)	-43.9%

Operating loss	(309,580)	(381,203)	71,623	-18.8%	(763,316)	(1,360,744)	597,428	-43.9%

Other income (expense):
Interest income	751	4,143	(3,392)	-81.9%	1,431	9,207	(7,776)	-84.5%
Interest expense-related parties	(12,192)	(10,820)	1,372	12.7%	(24,025)	(21,321)	2,704	12.7%
	(11,441)	(6,677)	4,764	71.3%	(22,594)	(12,114)	10,480	86.5%

Net loss before income tax	(321,021)	(387,880)	66,859	-17.2%	(785,910)	(1,372,858)	586,948	-42.8%

Income tax benefit	-	-	-	0.0%	-	-	-	0.0%

Net loss	$(321,021)	$(387,880)	$(66,859)	-17.2%	$(785,910)	$(1,372,858)	$(586,948)	-42.8%

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

The decrease of $597,428 in general and administrative expenses during the six-month period ended June 30, 2012, in comparison to the comparable period in 2011, is due primarily to a $557,126 decrease in legal fees and the further realization of general cost reduction strategies implemented by current management, non-recurrence of the deferral of certain expenses for earlier periods being deferred to the six-month period ended June 30, 2011.  Legal expenses were $359,318 and $916,444 for the six-month period ended June 30, 2012 and June 30, 2011, respectively.

As a result of the matters discussed above, we believe that our legal fees for 2012 will continue to constitute a large share of our general and administrative expenses.

Interest income

Interest income consists primarily of interest earned on interest-bearing cash and cash equivalents. The decrease in interest income during the six-month period ended June 30, 2012, in comparison to the comparable period in 2011, is primarily due to the decrease in cash and cash equivalents.

Interest expense to related parties

Interest expense to related parties consists of interest charges associated with amounts due to related parties. As of June 30, 2012, the only remaining related party note payable is due to Edward O’Connor, a Director and former President.  The increase in interest expense to related parties during the six-month period ended June 30, 2012, in comparison to the comparable period in 2011, is due to the amortization of the discount.  See Note 4 to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance as of June 30, 2012 amounts to $640,883.

During the six-month period ended June 30, 2012, we used cash for operating activities of $649,399, resulting from the net loss incurred by the Company of $785,910, adjusted for:

·	the amortization of debt discount of $24,025 and share-based compensation expense of $7,614;
·	an increase in accounts payable and accrued expenses of $104,872.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our Chief Executive Officer and our Principal Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II: OTHER INFORMATION

ITEM 1. Legal Proceedings

Except as described in Note 6 to the financial statements, during the six~~-~~month period ended June 30, 2012, there were no material developments to the Company’s legal proceedings described in Note 6 to Financial Statements.  Reference is made to the Company’s Annual Report on Form 10-K for the period ended December 31, 2011 for the most recent disclosure by the Company of its legal proceedings.

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

10.45	Employment Agreement between Optionable, Inc. and Thomas Burchill dated as of January 28, 2009(incorporated by reference to the registrant’s Current Report on Form 8-K dated as of February 2, 2009)

10.46	Letter Agreement dated as of January 15, 2009 with respect to compensation to Andrew Samaan (incorporated by reference to the registrant’s Current Report on Form 8-K dated as of February 2, 2009)

10.47	Settlement and Voting Agreement between Optionable, Inc. and Mark Nordlicht dated as of February 26, 2009 (incorporated by reference to the registrant’s Current Report on Firm 8-K dated as of February 27, 2009)

10.48	Employment Letter dated May 17, 2010 with respect to compensation to Brad P. O’Sullivan (incorporated by reference to the registrant’s Current Report on Form 8-K dated as of July 2, 2010)

10.49	Stock Option Agreement dated as of November 26, 2007, by and between Optionable, Inc. and Brad P. O’Sullivan (incorporated by reference to the registrant's Current Report on Form 8-K, dated as of July 2, 1010).

10.50	Indemnification Agreement, by and between Optionable, Inc. and Brad P. O’Sullivan (incorporated by reference to the registrant's Current Report on Form 8-K, dated as of July 2, 1010).

10.51	Indemnification Agreement, by and between Optionable, Inc. and Andrew Samaan (incorporated by reference to the registrant's Current Report on Form 8-K, dated as of July 2, 1010).

10.52	First Amendment to 2004 Stock Option Plan (incorporated by reference to the registrant's Current Report on Form 8-K, dated as of March 4, 2011).

10.53	Amendment to Stock Option Agreement between Optionable, Inc. and Matthew Katzeff (incorporated by reference to the registrant's Current Report on Form 8-K, dated as of March 4, 2011).

10.54	Amendment to Stock Option Agreement between Optionable, Inc. Brad O’Sullivan (incorporated by reference to the registrant's Current Report on Form 8-K, dated as of March 4, 2011).

10.55	Amendment to Stock Option Agreement between Optionable, Inc. and Andrew Samaan (incorporated by reference to the registrant's Current Report on Form 8-K, dated as of March 4, 2011).

10.56	Stock Option Agreement dated as of May 2, 2012, by and between Optionable, Inc. and Brad P. O’Sullivan (incorporated by reference to the registrant's Quarterly Report on Form 10-Q, dated as of May 14, 2012).

10.57	Stock Option Agreement dated as of May 2, 2012, by and between Optionable, Inc. and Matthew Katzeff (incorporated by reference to the registrant's Quarterly Report on Form 10-Q, dated as of May 14, 2012.)

10.58	Stock Option Agreement dated as of May 2, 2012, by and between Optionable, Inc. and Edward O’Connor (incorporated by reference to the registrant's Quarterly Report on Form 10-Q, dated as of May 14, 2012.)

10.59	Stock Option Agreement dated as of May 2, 2012, by and between Optionable, Inc. and Andrew Samaan (incorporated by reference to the registrant's Quarterly Report on Form 10-Q, dated as of May 14, 2012.)

10.60*	Stock Option Agreement dated as of May 3, 2011, by and between Optionable, Inc. and Andrew Samaan

31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2*	Certification by Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2*	Certification by Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS**	XBRL INSTANCE
101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION
101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION
101.LAB**	XBRL TAXONOMY EXTENSION LABELS
101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION

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

August 10, 2012

Optionable, Inc.

	By:	/s/ Brad P. O’Sullivan

Brad P. O’Sullivan

Chief Executive Officer

(Principal Executive Officer)