Form 10-Q
period 2012-09-30
Optionable Inc
filed 2012-11-14
CIK 1303433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2012.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to

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

The number of outstanding shares of the registrant’s Common Stock as of November 14, 2012 is 48,333,128.

OPTIONABLE, INC.

OPTIONABLE, INC.
BALANCE SHEETS

	September 30 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$431,770	$1,290,282
Refundable income taxes		-
Prepaid expenses	40,000	40,000
Total current assets	471,770	1,330,282

Total assets	$471,770	$1,330,282

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$62,338	$110,460
	62,338	110,460

Due to director, net of unamortized discount of $81,580 and $118,167 at September 30, 2012 and December 31, 2011, respectively	427,117	390,530
Total liabilities	489,455	500,990

Stockholders' Equity (Deficit):
Preferred Stock; $.0001 par value, 5,000,000 shares authorized, none issued and outstanding at September 30, 2011 and December 31, 2010	-	-
Common stock; $.0001 par value, 100,000,000 shares authorized, 52,428,203 issued and outstanding at September 30, 2012 and December 31, 2011	5,242	5,242
Additional paid-in capital	162,816,510	162,805,110
Treasury stock at cost, 4,095,075 shares at September 30, 2012 and December 31, 2011	(47,552)	(47,552)
Accumulated deficit	(162,791,885)	(161,933,508)

Total stockholders’ equity	(17,685)	829,292
Total liabilities and stockholders’ equity	$471,770	$1,330,282

See Notes to Financial Statements.

OPTIONABLE, INC.
 STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses:
Selling, general and administrative	$67,811	$692,883	$823,586	$2,053,627

Total operating expenses	67,811	692,883	823,586	2,053,627

Operating loss	(67,811)	(692,883)	(823,586)	(2,053,627)

Other income (expense):
Interest income	566	892	1,796	10,099
Interest expense to related parties	(12,192)	(31,829)	(36,588)	53,150
	(11,626)	(30,937)	(34,792)	63,249

Loss before income tax benefit	(79,437)	(723,820)	(858,378)	(1,990,378)

Income tax benefit	-	-	-	-

Net loss	$(79,437)	$(723,820)	$(858,378)	$(1,990,378)

Basic loss per common share	(0.002)	$(0.01)	$(0.02)	$(0.04)

Diluted loss per common share	(0.002)	$(0.01)	$(0.02)	$(0.04)

Basic weighted average common shares outstanding	48,333,128	48,333,128	48,333,128	48,333,128

Diluted weighted average common shares outstanding	48,333,128	48,333,128	48,333,128	48,333,128

See Notes to Financial Statements.

OPTIONABLE, INC.
STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(858,378)	$(1,990,378)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of debt discount	-	32,470
Write Down of Debt Discount: TBD	36,587	83,120
Share-based compensation expense	11,400	6,498
Changes in operating assets and liabilities:
Prepaid and other assets		277,033
Accounts payable and accrued expenses	(48,121)	426,912
Recoverable income taxes	-	-

Net cash (used in) provided by operating activities	(858,512)	(1,164,345)

Net cash used in investing activities		-

Net cash used in financing activities
Other Income	-	(112,078)

Net (decrease) increase in cash	(858,512)	(1,276,423)

Cash, beginning of period	1,290,282	3,054,598

Cash, end of period	$431,770	$1,778,175

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

Noncash investing and financing activities:	$-	$-

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

OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine- and three-month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed on March 23, 2012.

Note 2- Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents.

The Company’s cash and cash equivalents accounts are held at financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) insured up to $100,000 between January 2007 and October 2008. After October 2008, it insured up to $250,000 for interest-bearing accounts and an unlimited amount for noninterest-bearing accounts after October 2008. During 2012 and 2011, the Company had bank balances exceeding the FDIC insurance limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden failure of such financial institutions. The Company’s cash and cash equivalents held at financial institutions exceeded the FDIC insurance limit amount at September 30, 2012 and December 31, 2011, respectively.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2012 and December 31, 2011, with the exception of its due to director.  The Company deems that the carrying value of the due to director approximates the fair value as of September 30, 2012 and December 31, 2011.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of September 30, 2012 and December 31, 2011, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition, ASC 825-10-25, “Fair Value Option,” was effective January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

Income Taxes

Income taxes are accounted for in accordance with “Accounting for Income Taxes”, which requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, ASC 740 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or all deferred tax assets will not be realized. Penalties and interest on underpayment of taxes are reflected in the Company’s effective tax rate.

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

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options amounted to 2,983,000 and 2,283,000 at September 30, 2012 and 2011, respectively. The outstanding warrants amounted to 0 at September 30, 2012 and 2011. The options and warrants outstanding at September 30, 2012 and 2011, respectively, have been excluded from the computation of diluted earnings per share due to their antidilutive effect.

Stock Compensation

Under ASC 718- Compensation-Stock Compensation, companies are required to measure the costs  of  share-based  compensation  arrangements  based  on  the grant-date fair value and recognize the costs in the financial  statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the SEC issued SAB 107. SAB 107 expresses views of the staff regarding the interaction between ASC 718 and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Compensation cost is measured on the date of grant as its fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

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

Note 4-Due to Related Parties

The terms and amounts of due to related parties at September 30, 2012 and December 31, 2011, respectively, are as follows:

OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

One of the Company’s current board members and former president is entitled to a payment of $508,697 (the “Principal Amount”), plus interest, if applicable, upon the following terms. In the event that the Company secures financing of at least $1,000,000 (the “Capital Raise”), this person will be entitled to a payment equal to the lesser of (i) 12.5% of the Capital Raise, (ii) $381,250, and (iii) any unpaid Principal Amount. In the event that upon a Capital Raise, the entire Principal Amount has not been repaid, this person shall be issued a promissory note (the “Capital Raise Note”) in the principal amount of any then unpaid Principal Amount remaining after the payments described in the preceding sentence. The Capital Raise Note shall be due and payable on April 1, 2014 and shall bear interest at a rate of 4.68% annually. In the event that no Capital Raise shall have occurred prior to April 1, 2014, then the unpaid Principal Amount shall be due and payable as of such date. This liability is recorded on the Company’s balance sheets as follows:

	September 30, 2012	December 31, 2011
	$508,697	$508,697
Discount, using initial implied rate of 12%	(94,142)	(118,167)
	$414,555	$390,530

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

The amortization of the discount on the due to related parties amounted to approximately $24,025 and $21,322 during the nine-month periods ending September 30, 2012 and 2011, respectively.

Note 5- Stockholders’ Equity

Stock Compensation Plan

During November 2004, the Company adopted the 2004 Stock Option Plan (“2004 Plan”), and amended it in March 2011. The 2004 Plan allows for the grant of both incentive stock options and nonstatutory stock options. The 2004 Plan may be administered, interpreted and constructed by the Board of Directors. The number of shares of common stock which may be issued pursuant to options granted under the 2004 Plan may not exceed 7,500,000 shares.

OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

During the nine-month periods ending September 30, 2012 and 2011, respectively, the Company recorded share-based payment expenses amounting to approximately $11,400 and $6,498, in connection with all options outstanding at the respective measurement dates. The amortization of share-based payment was recorded in selling, general and administrative during such periods.

The Company granted 500,000 options in March 2011, as follows: 100,000 options were granted to each of CEO Brad O’Sullivan, CFO Matthew Katzeff, Director Andrew Samaan, Director and former President Edward O’Connor and Comptroller Michael Templeton. The Company granted 100,000 options to Director Andrew Samaan in August 2011. These were the only options granted during the nine-month period ended September 30, 2011.

The Company granted 600,000 options in May 2012, as follows: 200,000 options were granted to each of CEO Brad O'Sullivan and CFO Matthew Katzeff and 100,000 options were granted to each of Director Andrew Samaan and Director and former President Edward O’Connor. These were the only options granted during the nine-month period ended September 30, 2012.

The fair value of the options granted during the nine-month period ended September 30, 2012 and 2011 is based on the Black Scholes Model using the following assumptions:

	600,000 Options Issued On May 2, 2012	100,000 Options Issued On August 3, 2011	500,000 Options Issued On March 1, 2011

Exercise price:	$0.022	$0.036	$0.020

Market price at date of grant:	$0.022	$0.036	$0.020

Volatility:	123%	162%	162%

Expected dividend rate:	0%	0%	0%

Expected terms (years):	5	5	5

Risk-free interest rate:	0.82%	2.12%	2.12%

OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following activity occurred under our plan:

	Nine-month periods ended September 30,
	2012	2011

Weighted-average grant-date fair value of options granted	$0.022	$0.028
Fair value of options granted	$11,001	$13,083

The total compensation cost related to nonvested options not yet recognized amounted to approximately $12,400 and $9,800 at September 30, 2012 and 2011, respectively, and the Company expects that it will be recognized over the following weighted-average period of 12 months.

If any options granted under the 2004 Plan, as amended, expire or terminate without having been exercised or cease to be exercisable, such options will be available again under the 2004 Plan. All employees of the Company and its subsidiaries are eligible to receive incentive stock options and nonstatutory stock options.  Non-employee directors and outside consultants who provided bona-fide services not in connection with the offer or sale of securities in a capital raising transaction are eligible to receive nonstatutory stock options. Incentive stock options and nonstatutory stock options may not be granted below the fair market value of the Company’s common stock at the time of grant or, if to an individual who beneficially owns more than 10% of the total combined voting power of all stock classes of the Company or a subsidiary, the option price may not be less than 110% of the fair value of the common stock at the time of grant. The expiration date of an incentive stock option may not be longer than ten years from the date of grant. Option holders, or their representatives, may exercise their vested incentive stock options up to three months after their employment termination or one year after their death or permanent and total disability. With respect to the current directors and officers of the Company, their nonstatutory stock options do not expire until the second year anniversary of their resignation from the Company for Good Reason or termination without Cause (as these terms are defined in the Plan), or upon the occurrence of certain other events. The Plan provides for adjustments upon changes in capitalization.

OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The Company’s policy is to issue shares pursuant to the exercise of stock options from its available authorized but unissued shares of common stock. It does not issue shares pursuant to the exercise of stock options from its treasury shares.

Note 6- Litigation and Contingencies

CMEG NYMEX Inc. v. Optionable, Inc. et. al. Civ. No. 09-03677 (S.D.N.Y.)

CMEG NYMEX Inc. (“NYMEX”) filed the operative complaint in this litigation on April 10, 2009.  The complaint alleges, among other things, that Optionable, certain of its former officers and directors, one current director, and other defendants defrauded NYMEX in connection with NYMEX’s purchase of $28.9 million of shares of Optionable common stock pursuant to a Stock and Warrant Purchase Agreement (“SWPA”).  NYMEX seeks damages in excess of $28.5 million based on the following causes of action against Optionable: violations of Section 10(b) of the Securities Exchange Act; breach of contract and warranty; aiding and abetting common law fraud; and negligent misrepresentation.  The Company has denied the allegations in the Complaint.  On September 6, 2011, the Company filed counterclaims against NYMEX alleging, among other things, that NYMEX breached its obligations under the SWPA.  The counterclaims seek unspecified damages based on the following causes of action:  breach of contract; breach of the covenant of good faith and fair dealing; and refusal to pay amounts due and owed of over $740,000.  NYMEX filed a motion for partial summary judgment in support of its claims, and the Company also filed a motion for summary judgment in support of its claims.

On August 24, 2012, the United States District Court for the Southern District of New York (the “Court”) issued a Memorandum Decision and Order (the “NYMEX Order”) concerning motions for summary judgment regarding certain of the parties’ claims and counterclaims.  In the NYMEX Order, the Court:  (i) denied NYMEX’s motion for summary judgment on its breach of warranty claim; (ii) denied NYMEX’s motion to dismiss Optionable’s counterclaim for breach of the SWPA; (iii) granted NYMEX’s motion to dismiss Optionable’s counterclaims for breach of the covenant of good faith and fair dealing, and refusal to pay amounts due and owed; and (iv) granted NYMEX’s motion to dismiss defendant Mark Nordlicht’s breach of contract counterclaim.  The Company is unable to predict the outcome of this litigation.

OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Bank of Montreal v. Optionable, Inc. et al. Civ. No. 09-07557 (S.D.N.Y.)

Bank of Montreal (“BMO”) filed the operative complaint in this litigation on August 28, 2009.  The complaint alleges, among other things, that Optionable, certain of its former officers and directors, one current director and other defendants conspired to defraud BMO in connection with large monetary losses experienced by BMO as a result of natural gas option trades made by one of its former employees.  BMO seeks unspecified damages based on the following causes of action:  fraud; negligent misrepresentation; aiding and abetting fraud; aiding and abetting breach of fiduciary duty; and breach of contract.  The Company has denied the allegations in the Complaint. On September 6, 2011, the Company filed counterclaims against BMO alleging, among other things, that BMO launched an unlawful campaign to blame the Company for the losses BMO incurred due to its own fault.

On August 24, 2012, the Court issued a Memorandum Decision and Order granting BMO’s motion to dismiss all of Optionable’s counterclaims.  The Company is unable to predict the outcome of this litigation.

Claims from former employee

On December 9, 2009, Scott Connor, a co-defendant in the BMO Matter, filed cross-claims against the Company. Mr. Connor claimed rights to indemnity and contribution from the Company for any liability he may have to Bank of Montreal.  The Company is unable to predict the outcome of this litigation.

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

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Results of Operations
			Increase/	Increase/			Increase/	Increase/
	For the three months ended		(Decrease)	(Decrease)	For the nine months ended		(Decrease)	(Decrease)
	September 30,		in $ 2012	in % 2012	September 30,		in $ 2012	in % 2012
	2012	2011	vs 2011	vs 2011	2012	2011	vs 2011	vs 2011

Operating expenses:
Selling, general and administrative	67,811	692,883	(625,072)	-90.2%	823,586	2,053,627	(1,230,041)	-59.9%
Total operating expenses	67,811	692,883	(625,072)	-90.2%	823,586	2,053,627	(1,230,041)	-59.9%

Operating loss	(67,811)	(692,883)	625,072	-90.2%	(823,586)	(2,053,627)	1,230,041	-59.9%

Other income (expense):
Interest income	566	892	(326)	-36.5%	1,796	10,099	(8,303)	-82.2%
Interest expense-related parties	(12,192)	(31,829)	(19,637)	-61.7%	(36,588)	53,150	89,738	-168.8%
	(11,626)	(30,937)	(19,311)	-62.4%	(34,792)	63,249	98,041	-155.0%

Net loss before income tax	(79,437)	(723,820)	644,383	-89.0%	(858,378)	(1,990,378)	1,132,000	-56.9%

Income tax benefit	-	-	-	0.0%	-	-	-	0.0%

Net loss	$(79,437)	$(723,820)	$(644,383)	-89.0%	$(858,378)	$(1,990,378)	$(1,132,000)	-56.9%

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

The decrease of $625,072 in general and administrative expenses during the three-month period ended September 30, 2012, in comparison to the comparable period in 2011, is due primarily to a $249,702 decrease in legal fees and the further realization of general cost reduction strategies implemented by current management.  Legal expenses were $88,470 and $338,172 for the three-month period ended September 30, 2012 and September 30, 2011, respectively.

The decrease of $1,230,041 in general and administrative expenses during the nine-month period ended September 30, 2012, in comparison to the comparable period in 2011, is due primarily to a $807,376 decrease in legal fees and the further realization of general cost reduction strategies implemented by current management, non-recurrence of the deferral of certain expenses for earlier periods being deferred to the nine-month period ended September 30, 2011.  Legal expenses were $447,788 and $1,255,164 for the nine-month period ended September 30, 2012 and September 30, 2011, respectively.

As a result of the matters discussed above, we believe that our legal fees for 2012 will continue to constitute a large share of our general and administrative expenses.

Interest income

Interest income consists primarily of interest earned on interest-bearing cash and cash equivalents. The decrease in interest income during the nine-month period ended September 30, 2012, in comparison to the comparable period in 2011, is primarily due to lower cash balances held by the Company in interest bearing accounts.

Interest expense to related parties

Interest expense to related parties consists of interest charges associated with amounts due to related parties. As of September 30, 2012, the only remaining related party note payable is due to Edward O’Connor, a Director and former President.  The decrease in interest expense to related parties during the nine-month period ended September 30, 2012, in comparison to the comparable period in 2011, is due to the amortization of the discount.  See Note 4 to Financial Statements.

Income tax

Income tax benefit/expense consists of federal and state current and deferred income tax or benefit based on our net income.  There was no income tax benefit/expense during the nine -month period ended September 30, 2012 or during the nine-month period ended September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance as of September 30, 2012 amounts to approximately $431,770.

During the nine-month period ended September 30, 2012, we used cash for operating activities of approximately $858,512, resulting from the net loss incurred by the Company of approximately $858,378, adjusted for:

·	share-based compensation expense of approximately $11,400;
·	write-down of debt discount of approximately $36,587; and
·	a decrease in accounts payable and accrued expenses of approximately $48,121.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of significant accounting policies is included in Note 2 of the audited financial statements included in this Report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition. Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include the following:

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and our Principal Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II: OTHER INFORMATION

ITEM 1. Legal Proceedings

Except as described in Note 6 to the financial statements, in the Company’s Current Report on Form 8-K filed on August 30, 2012, during the nine~~-~~month period ended September 30, 2012, there were no material developments to the Company’s legal proceedings described in Note 6 to Financial Statements.  Reference is made to the Company’s (i) Current Report on Form 8-K filed on August 30, 2012, (ii) Quarterly Report on Form 10-Q for the period ended June 30, 2012, (iii) Quarterly Report on Form 10-Q for the period ended March 31, 2012 and (iv) Annual Report on Form 10-K for the period ended December 31, 2011 for the most recent disclosure by the Company of its legal proceedings.

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

10.60
Stock Option Agreement dated as of May 3, 2011, by and between Optionable, Inc. and Andrew Samaan (incorporated by reference to the registrant's Quarterly Report on Form 10-Q, dated as of August 13, 2012).

10.61
Memorandum Decision and Order.  CMEG NYMEX Inc. v. Optionable, Inc., et al., Civ. No. 09-03677 (S.D.N.Y.) (incorporated by reference to the registrant's Current Report on Form 8-K, dated as of August 30, 2012).

10.62
Memorandum Decision and Order.  Bank of Montreal v. Optionable, Inc., et al., Civ. No. 09-07557 (S.D.N.Y.) (incorporated by reference to the registrant's Current Report on Form 8-K, dated as of August 30, 2012).

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

November 14, 2012

Optionable, Inc.

	By:	/s/ Brad P. O’Sullivan

Brad P. O’Sullivan

Chief Executive Officer

(Principal Executive Officer)