Form 10-K
period 2012-12-31
Optionable Inc
filed 2013-04-10
CIK 1303433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 000-51837

OPTIONABLE, INC.
(Exact name of registrant as Specified in its charter)

Delaware	52-2219407
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 29, 2012, the registrant’s most recently completed second fiscal quarter, was approximately $0.9 million.

The number of shares of registrant’s common stock outstanding, as of April 3, 2013 was 48,333,128.

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

The Company’s management is exploring and seeking possible business transactions and new business relationships in areas unrelated to brokerage services.  In addition, the Company’s management is exploring and seeking possible sources of additional capital to fund the Company’s litigation activities and other ongoing expenses.  There can be no assurance that the Company will be successful in securing new sources of capital or business transactions or relationships in areas unrelated to brokerage services.

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

Going Concern

Based on its cash and cash equivalents as of the date of this Annual Report on Form 10-K, the Company is unlikely to have sufficient funds to meet its obligations for the next twelve months if the Company is not able to secure new sources of capital or complete a strategic transaction.  Even if the Company raises additional capital or completes a strategic transaction, the combination of the anticipated legal costs to defend against current legal proceedings, the potential amounts the Company would have to pay if there are negative outcomes in one or more of such legal proceedings, the Company’s obligations under its indemnification obligations and additional legal and other ongoing expenses incurred by the Company could exceed the Company’s resources before the end of 2013. The legal proceedings also negatively impact the Company’s ability to raise additional capital or enter into strategic transactions with other companies.  The Company’s future depends on its ability to satisfactorily resolve the aforementioned issues and there is no assurance it will be able to do so. If the Company fails for any reason, it would not be able to continue as a going concern and could potentially be forced to seek relief through a bankruptcy or other dissolution proceeding. The Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HOW WE OPERATE

We have not had revenue-generating operations since the third quarter of 2007. Our management is responsible for seeking alternatives which would allow us to continue to operate by maximizing our resources, consisting primarily of our cash, while satisfying our financial obligations. To this end, our strategy is to vigorously defend our interests in the various pending legal actions while at the same time pursuing opportunities to secure additional capital to fund our activities and/or various potential merger or investment opportunities which would allow us to resume operating status.

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

Based on its cash and cash equivalents as of the date of this Annual Report on Form 10-K, the Company is unlikely to have sufficient funds to meet its obligations for the next twelve months if the Company is not able to secure new sources of capital or complete a strategic transaction.  Even if the Company raises additional capital or completes a strategic transaction, the combination of the anticipated legal costs to defend against current legal proceedings, the potential amounts the Company would have to pay if there are negative outcomes in one or more of such legal proceedings, the Company’s obligations under its indemnification obligations and additional legal and other ongoing expenses incurred by the Company could exceed the Company’s resources before the end of 2013. The legal proceedings also negatively impact the Company’s ability to raise additional capital or enter into strategic transactions with other companies.  The Company’s future depends on its ability to satisfactorily resolve the aforementioned issues and there is no assurance it will be able to do so. If the Company fails for any reason, it would not be able to continue as a going concern and could potentially be forced to seek relief through a bankruptcy or other dissolution proceeding.

Unless we find and enter into new business or capital raising transactions, we have no revenues and no potential sources of future revenues or capital resources.

The Company has not had operations or revenue sources since the termination of the development of its OPEX technology in 2008.  Our attempts to restore business and generate revenues have been hindered by litigation brought against the Company. Our initial discussions with potential business partners have not progressed beyond an indication of interest in our cash due to pending litigation against the Company and pending litigation against some of the company’s former officers and directors and a current director. There can be no assurance that we can expeditiously resolve all pending litigations against the Company and after the resolution of the pending litigation that we will be able to generate interest that would materialize into an agreement upon terms that are satisfactory to our board of directors.  We are also in discussions with a potential source of new funds for the Company, but there can be no assurance that we will be able to secure additional funding in a timely manner.

Although the Company has had no revenues, we continue to incur expenses.

We have not generated revenues since the third quarter 2007. However, we continue to incur expenses, including salaries, auditing and legal expenses necessary to maintain our reporting status and legal fees in connection with our ongoing legal proceedings.  In 2012, we incurred expenses of $668,630 in legal fees, advances paid to certain former officers and a current director for their respective legal defenses and expenses associated with intellectual property.

Legal proceedings are pending against the Company and certain of our former directors and officers and a current director. The Company is unable to predict the outcome of these proceedings and can give no assurance that the outcome of these proceedings will not have a material adverse effect on it, or that other proceedings will not be initiated.

CMEG NYMEX Inc. v. Optionable, Inc. et. al., Civ. No. 09-03677 (S.D.N.Y.)

CMEG NYMEX (“NYMEX”) filed the operative complaint in this litigation on April 10, 2009.  The complaint alleges, among other things, that Optionable, certain of its former officers and directors, one current director, and other defendants defrauded NYMEX in connection with NYMEX’s purchase of $28.9 million of shares of Optionable common stock pursuant to a Stock and Warrant Purchase Agreement (“SWPA”).  NYMEX seeks damages in excess of $28.5 million based on the following causes of action against the Company:  violations of Section 10(b) of the Securities Exchange Act; breach of contract and warranty; aiding and abetting common law fraud; and negligent misrepresentation.  The Company has denied the allegations in the Complaint.  On September 6, 2011, the Company filed counterclaims against NYMEX alleging, among other things, that NYMEX breached its obligations under the SWPA.  The counterclaims seek unspecified damages based on the following causes of action:  breach of contract; breach of the covenant of good faith and fair dealing; and refusal to pay amounts due and owed of over $740,000.  NYMEX filed a motion for partial summary judgment in support of its claims, and the Company also filed a motion for summary judgment in support of its claims.

On August 24, 2012, the United States District Court for the Southern District of New York (the “Court”) issued a Memorandum Decision and Order (the “NYMEX Order”) concerning motions for summary judgment regarding certain of the parties’ claims and counterclaims.  In the NYMEX Order, the Court:  (i) denied NYMEX’s motion for summary judgment on its breach of warranty claim; (ii) denied NYMEX’s motion to dismiss the Company’s counterclaim for breach of the SWPA; (iii) granted NYMEX’s motion to dismiss the Company’s counterclaims for breach of the covenant of good faith and fair dealing, and refusal to pay amounts due and owed; and (iv) granted NYMEX’s motion to dismiss defendant Mark Nordlicht’s breach of contract counterclaim.  The Company is unable to predict the outcome of this litigation.

Bank of Montreal v. Optionable, Inc., et al., Civ. No. 09-07557 (S.D.N.Y.)

Bank of Montreal (“BMO”) filed the operative complaint in this litigation on August 28, 2009.  The complaint alleges, among other things, that the Company, certain of its former officers and directors, one current director and other defendants conspired to defraud BMO in connection with large monetary losses experienced by BMO as a result of natural gas option trades made by one of its former employees.  BMO seeks unspecified damages based on the following causes of action:  fraud; negligent misrepresentation; aiding and abetting fraud; aiding and abetting breach of fiduciary duty; and breach of contract.  The Company has denied the allegations in the Complaint. On September 6, 2011, the Company filed counterclaims against BMO alleging, among other things, that BMO launched an unlawful campaign to blame the Company for the losses BMO incurred due to its own fault.

On August 24, 2012, the Court issued a Memorandum Decision and Order granting BMO’s motion to dismiss all of the Company’s counterclaims.  The Company is unable to predict the outcome of this litigation.

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

On September 11, 2012, the SEC filed a First Amended Complaint in the action which added the Company as a defendant.  On December 4, 2012, without admitting or denying any of the allegations in the Amended Complaint, and without the payment of any amount, in full and final settlement of the action, the Company consented to entry of judgment enjoining the Company from violating, directly or indirectly, Sections 10(b), 13(a), 13(b)(2) or 13(b)(5) of the Securities Exchange Act or any of the rules promulgated thereunder.

While the Company intends to defend itself vigorously against the remaining claims from NYMEX and BMO, there exists the possibility of adverse outcomes that the Company cannot determine.  These matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

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

In 2012, we paid approximately $222,033 in legal fees, net of insurance proceeds, to attorneys representing our current and former officers and directors in connection with their defense of lawsuits filed against them relating to their activities at our Company.  The Company cannot estimate its total legal fees for future periods.  In some but not all instances, the individual has a contractual right to receive such advancements, subject to an undertaking from such individual to repay all such amount to us if he is not entitled to be indemnified under the provisions of our Bylaws, the Delaware General Corporation Law or otherwise.  None of the amounts advanced have been collateralized.  If, upon the final disposition of these lawsuits, it is determined that one or more of these individuals is required to repay to us any portion of the advancements made to him, he may also be liable for monetary damages, fines and penalties to various third parties.  As a result, we may be unable to actually recoup monies advanced even if we are legally entitled to reimbursement.  Such amounts could constitute a material portion of our assets.

Future indemnification or advancement obligations could have a material adverse effect on our financial position.

As a result of their involvement in the ongoing legal matters described elsewhere in this Annual Report on Form 10-K, the Company may have indemnification or advancement obligations to certain of its former directors and officers and to a current board member and former president. These indemnification obligations may include, but are not limited to, amounts that would be payable to former directors or officers if they are ultimately successful in the legal matters or are otherwise found eligible for indemnification.  The amounts, if any, and timing of such indemnification obligations with respect to such individuals are indeterminable, and, therefore, are not reflected in our financial statements.  However, these amounts could be substantial.  In addition, our financial statements do not reflect approximately $202,000 of disputed legal fees that are claimed pursuant to an indemnification agreement by the law firm defending a former officer of the Company in various legal actions.  The ultimate amount for which the Company will be liable for these disputed amounts is not currently determinable.  If we are ultimately required to make any payments in connection with the foregoing indemnification or advancement obligations, it could have a material adverse effect on our financial position.

The Directors and Officers Liability insurance policy under which we have been reimbursed in connection with lawsuits currently pending against the Company, a current director and certain of our former officers or directors has been exhausted.

We paid $506,381 from our cash reserves in 2012 for legal fees because the insurance policy covering the currently pending litigations against the Company, its former officers and directors was exhausted in early 2010. The Company purchased additional Directors and Officers Liability insurance in 2012, but this new insurance policy does not cover the currently pending litigation or any litigation arising out of alleged actions or causes of actions dating before 2010.  The Company anticipates that it will pay, without insurance reimbursement, substantial legal fees in 2013 and until the currently pending legal matters are resolved.  The Company will have to pay, without insurance reimbursement, legal fees if any new litigation against it arises with respect to any alleged cause of action dating before 2010.

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

ITEM 3.           LEGAL PROCEEDINGS.

CMEG NYMEX Inc. v. Optionable, Inc. et. al., Civ. No. 09-03677 (S.D.N.Y.)

NYMEX filed the operative complaint in this litigation on April 10, 2009.  The complaint alleges, among other things, that Optionable, certain of its former officers and directors, one current director, and other defendants defrauded NYMEX in connection with NYMEX’s purchase of $28.9 million of shares of Optionable common stock pursuant to a Stock and Warrant Purchase Agreement (“SWPA”).  NYMEX seeks damages in excess of $28.5 million based on the following causes of action against the Company: violations of Section 10(b) of the Securities Exchange Act; breach of contract and warranty; aiding and abetting common law fraud; and negligent misrepresentation.  The Company has denied the allegations in the Complaint.  On September 6, 2011, the Company filed counterclaims against NYMEX alleging, among other things, that NYMEX breached its obligations under the SWPA.  The counterclaims seek unspecified damages based on the following causes of action:  breach of contract; breach of the covenant of good faith and fair dealing; and refusal to pay amounts due and owed of over $740,000.  NYMEX filed a motion for partial summary judgment in support of its claims, and the Company also filed a motion for summary judgment in support of its claims.

On August 24, 2012, the United States District Court for the Southern District of New York (the “Court”) issued a Memorandum Decision and Order (the “NYMEX Order”) concerning motions for summary judgment regarding certain of the parties’ claims and counterclaims.  In the NYMEX Order, the Court:  (i) denied NYMEX’s motion for summary judgment on its breach of warranty claim; (ii) denied NYMEX’s motion to dismiss the Company’s counterclaim for breach of the SWPA; (iii) granted NYMEX’s motion to dismiss the Company’s counterclaims for breach of the covenant of good faith and fair dealing, and refusal to pay amounts due and owed; and (iv) granted NYMEX’s motion to dismiss defendant Mark Nordlicht’s breach of contract counterclaim.  The Company is unable to predict the outcome of this litigation.

Bank of Montreal v. Optionable, Inc. et al., Civ. No. 09-07557 (S.D.N.Y.)

BMO filed the operative complaint in this litigation on August 28, 2009.  The complaint alleges, among other things, that the Company, certain of its former officers and directors, one current director and other defendants conspired to defraud BMO in connection with large monetary losses experienced by BMO as a result of natural gas option trades made by one of its former employees.  BMO seeks unspecified damages based on the following causes of action:  fraud; negligent misrepresentation; aiding and abetting fraud; aiding and abetting breach of fiduciary duty; and breach of contract.  The Company has denied the allegations in the Complaint. On September 6, 2011, the Company filed counterclaims against BMO alleging, among other things, that BMO launched an unlawful campaign to blame the Company for the losses BMO incurred due to its own fault.

On August 24, 2012, the Court issued a Memorandum Decision and Order granting BMO’s motion to dismiss all of the Company’s counterclaims.  The Company is unable to predict the outcome of this litigation.

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

On September 11, 2012, the SEC filed a First Amended Complaint in the action which added the Company as a defendant.  On December 4, 2012, without admitting or denying any of the allegations in the Amended Complaint, and without the payment of any amount, in full and final settlement of the action, the Company consented to entry of judgment enjoining the Company from violating, directly or indirectly, Sections 10(b), 13(a), 13(b)(2) or 13(b)(5) of the Securities Exchange Act or any of the rules promulgated thereunder.

The actual costs that will be incurred in connection with these actions cannot be quantified at this time and will depend upon many unknown factors.  For 2012, the Company incurred approximately $668,630, net of insurance proceeds, in legal costs for these actions and other legal actions against Mr. Cassidy and Mr. O’Connor.  The Company’s management anticipates that its costs for these actions in 2013 could be comparable to 2012 or higher.

While the Company intends to defend itself vigorously against the remaining claims from NYMEX and BMO, there exists the possibility of adverse outcomes that the Company cannot determine.  These matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

Other Matters

Since May 2007, the Company has received requests for documents and information from the CFTC, the SEC and the DOJ and the New York County’s District Attorney's Office. Since that time, the Company has complied with such requests and has not received any new requests on such matters since 2007.

ITEM 4.          Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Markets QB. Our shares are listed under the symbol "OPBL."

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices per share of our common stock as reported on the OTC QB. The quotations reflect inter dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Fiscal 2012		Fiscal 2011
Quarter Ended	High	Low	High	Low
March 31	$0.03	$0.02	$0.02	$0.02
June 30	$0.03	$0.02	$0.04	$0.03
September 30	$0.02	$0.01	$0.02	$0.01
December 31	$0.02	$0.01	$0.03	$0.03

At April 2, 2013, the closing price for our common stock was $0.019.

At April 3, 2013, there were 48,333,128 shares of our common stock outstanding.  There were approximately 22 stockholders of record at April 3, 2013.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

EQUITY COMPENSATION PLAN INFORMATION

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance at December 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,883,000	$0.15	4,617,000

Equity compensation plans not approved by security holders	-0-	N/A	-0-

Total	2,883,000	$0.15	4,617,000

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

The Company granted 600,000 options in May 2012, as follows: 200,000 options were granted to each of CEO Brad O'Sullivan, and CFO Matthew Katzeff; and 100,000 options were granted to each of, Director Andrew Samaan, Director and former President Edward O’Connor.  These were the only options granted during the twelve-month period ended December 31, 2012.

All of the aforementioned securities were issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.            SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear in this annual report.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011

OPTIONABLE, INC.
Results of Operations

	For the year ended December 31,		Increase/ (Decrease) in $ 2012	Increase/ (Decrease) in % 2012
	2012	2011	vs 2011	vs 2011

Operating expenses:
Selling, general and administrative	1,152,031	2,088,625	(936,594)	-44.8%
Total operating expenses	1,152,031	2,088,625	(936,594)	-44.8%

Operating loss	(1,152,031)	(2,088,625)	936,594	-44.8%

Other income (expense):
Interest income	2,855	17,602	(14,747)	-83.8%
Interest expense-related parties	(49,529)	(127,076)	(77,547)	-61.0%
	(46,674)	(109,474)	(62,800)	-57.4%

Net loss before income tax	(1,198,705)	(2,198,099)	999,394	-45.5%

Income tax benefit (expense)	-	(87,819)	87,819	-100.0%

Net loss	$(1,198,705)	$(2,285,918)	$(1,087,213)	-47.6%

General and administrative expenses

General and administrative expenses consist primarily of legal fees, incurred in connection with the Company’s attention to the legal proceedings described in Part 1, Item 3, expenses incurred in connection with the handling of certain matters which occur during the course of our operations and compensation of personnel supporting our operations.  Legal fees incurred during the twelve-month periods ending December 31, 2012 and 2011 amounted to $668,630 and $1,432,924, respectively.

The decrease of $936,594 in general and administrative expenses during the twelve-month period ended December 31, 2012, in comparison to the comparable period in 2011, is due to decreases in expenses associated with accounting services, insurance, telecommunications, investor relations and other third party services, as well as the effect of Management’s implementation of a general cost reduction policy, as well as a significant reduction in spending on legal fees due to the settlement of the CFTC and other matters in 2011, the realization of the Company’s end of its obligation to continue to either indemnify or advance payments to certain indemnitees, as well as an overall process implemented by Management to manage overall legal and other expense spending in the most effective and efficient manner possible.

As a result of the matters discussed above, we believe that our legal fees for 2013 will continue to constitute a large share of our general and administrative expenses.

Research and development

We did not incur any research and development expenses in 2011 or 2012.

Interest income

Interest income consists primarily of interest earned on interest-bearing cash and cash equivalents. The decrease in interest income during 2012 when compared to 2011, is primarily due to the reduction of the Company’s cash and cash equivalents held in interest bearing-accounts.

Interest expense to related parties

Interest expense to related parties consists of interest charges associated with amounts due to related parties. As of December 31, 2012, the only remaining related party note payable is due to Edward O’Connor, a Director and former President.  The decrease in interest expense to related parties during the twelve-month period ended December 31, 2012 in comparison to the comparable period in 2011 is due to the amortization of the discount and an adjustment to correct interest expense in the second quarter of 2012.  See Note 4 to Financial Statements.

Income tax

Income tax benefit/expense consists of federal and state current and deferred income tax or benefit based on our net income. The elimination of our deferred income tax benefit during the twelve-month period ended December 31, 2012 from the comparable prior-year period is primarily due to the fact that the Company’s net operating loss was fully used for carryback purposes in 2011.  At December 31, 2010, the Company had recorded a Federal income tax refund receivable of $92,393 based on the carry back of the 2009 net operating loss to earlier profitable years.  During 2011, the Internal Revenue Service informed the Company that the carry back to the earlier years is barred by statute, and that the Company will need to carry forward this net operating loss to be applied against taxable income of future years.  However, since the Company cannot be assured at this time that there will be a future taxable income available to which this loss may be offset, the Company has reserved the full amount of the tax benefit attributable to this loss carry forward.  See Note 2 to Financial Statements.

Going Concern

Based on its cash and equivalents as of the date of this Annual Report on Form 10-K, the Company is unlikely to have sufficient funds to meet its obligations for the next twelve months if the Company is not able to secure new sources of capital or complete a strategic transaction.  Even if the Company raises additional capital or completes a strategic transaction, the combination of the anticipated legal costs to defend against current legal proceedings, the potential amounts the Company would have to pay if there are negative outcomes in one or more of such legal proceedings, the Company’s obligations under its indemnification obligations and additional legal and other ongoing expenses incurred by the Company could exceed the Company’s resources before the end of 2013. The legal proceedings also negatively impact the Company’s ability to raise additional capital or enter into strategic transactions with other companies.  The Company’s future depends on its ability to satisfactorily resolve the aforementioned issues and there is no assurance it will be able to do so. If the Company fails for any reason, it would not be able to continue as a going concern and could potentially be forced to seek relief through a bankruptcy or other dissolution proceeding. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance as of December 31, 2012 amounts to approximately $248,000.

During 2012, we used cash for operating activities of approximately $1.04 million, resulting from the net loss incurred by the Company of approximately $1.2 million, adjusted for:

•	the amortization of debt discount of approximately $49,529 and share-based compensation expense of approximately $14,774;

•	a decrease in prepaid expenses of approximately $25,411; and

•
an increase in accounts payable and accrued expenses of approximately $66,393, partially due to invoices submitted by the law firm defending a former officer of the Company in connection with some of the ongoing legal matters described elsewhere in this Annual Report on Form 10-K for expenses it claims its client is entitled to expense advancement from us.

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

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.           CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our Chief Executive Officer and our Principal Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2012, our internal controls over financial reporting is effective based on those criteria.

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

ITEM 9B.              OTHER INFORMATION.

None.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information about our executive officers and directors during the fiscal year ended December 31, 2012.  Ages are as of April 3, 2013.

Name	Age	Position	Date of Election Or Appointment as a Director
Brad O’Sullivan, Esq.	46	Chief Executive Officer and Director	May 2010
Matthew Katzeff	42	Chief Financial Officer and Director	July 2010
Edward O’Connor	59	Director	March 2001
Andrew Samaan	46	Director	January 2009

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

To our knowledge, based solely on review of these filings and written representations from certain of the reporting persons, we believe that during the fiscal year ended December 31, 2012, all of our officers, directors and significant stockholders have timely filed all required forms under Section 16(a) of the Exchange Act.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The following table summarizes all compensation (but excludes compensation for services on the Board of Directors) recorded by us in each of the last two completed fiscal years for our principal executive officer, our principal financial officer, our only two executive officers who were serving as such at December 31, 2012.  The value attributable to any option awards is computed in accordance with ASC 718.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in pension value and Non-Qualified Deferred Compensation	All Other Compensation ($)	Total ($)
Brad O’Sullivan	2012	25,000	0	0	3,667	0	0	0	28,667
Chief Executive Officer,	2011	25,000	0	0	9,335	0	0	26,692	61,027
and Director	2010	15,625	0	0	7,001	0	0	26,982	49,606

Matthew --Katzeff,	2012	25,000	0	0	3,667	0	0	0	28,667
Chief Financial Officer,	2011	15,000	0	0	9,335	0	0	23,600	47,935
and Director	2010	8,210	0	0	8,484	0	0	7,200	23,894

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

During 2011, Mr. O’Sullivan and Mr. Katzeff received other compensation from the Company for the provision of business development services in the amounts of $26,692 and $23,600, respectively.

OUTSTANDING EQUITY AWARDS AT 2012 FISCAL YEAR-END TABLE

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers at December 31, 2012.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Brad O’Sulivan	500,000	-	0	$0.02	(1)(2)	-	-	-	-
	100,000	-	0	$0.02	(1)(2)	-	-	-	-
	80,000	-	120,000	$0.022	(1)(2)(3)	-	-	-	-

Matthew Katzeff	450,000	-	0	$0.02	(1)(2)	-	-	-	-
	100,000	-	0	$0.02	(1)(2)	-	-	-	-
	80,000	-	120,000	$0.022	(1)(2)(3)	-	-	-	-

(1) Notwithstanding any other vesting provision, the options shall vest immediately (i) upon a Change of Control of the Company, (ii) on the effective date of optionee's resignation or termination of optionee’s services to the Company if he resigns for Good Reason or is terminated without Cause, or (iii) if optionee is not nominated for re-election to the Board of Directors without Cause.  “Cause” and “Good Reason” have the meanings ascribed thereto in the 2004 Stock Option Plan, as amended.  “Change of Control” has the meaning ascribed thereto in the Stock Option Agreement pursuant to which this option was granted.

(2) The options shall terminate (even if vested) upon the earliest to occur of (i) the effective date of optionee's resignation without Good Cause, (ii) the effective date of termination of services to the Company if such services were terminated for Cause, (iii) the second anniversary of the effective date of optionee’s resignation for Good Reason, (iv) the second anniversary of the effective date of the termination of optionee’s services without Cause, (v) the second anniversary of the termination of optionee’s services as a director after the Board fails without Cause to nominate optionee for re-election to the Board, (vi) the first anniversary of the termination of optionee’s services due to disability, and (vii) the first anniversary of optionee’s death if such death occurred while still he was employed with or serving the Company.  “Cause” and “Good Reason” have the meanings ascribed thereto in the 2004 Stock Option Plan, as amended.

(3) The remaining options shall vest as follows: 40,000 on May 2, 2013, 40,000 on November 2, 2013 and an additional 40,000 on May 2, 2012.

Director Compensation

The following table sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made for the fiscal year ended December 31, 2012.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)

Matthew Katzeff	25,000	-	-	-	-	-	25,000
Edward O’Connor	0	-	1,833	-	-	-	1,833
Brad O’Sullivan	25,000	-	-	-	-	-	25,000
Andrew Samaan	50,000	-	1,833	-	-	-	51,833

Director Compensation

The Company agreed to pay Andrew Samaan $25,000 in annual compensation when he joined the Board of Directors in February 2009. Starting on March 31, 2009, his annual compensation was raised to $50,000.

In February 2009, the Board also approved a grant of 250,000 options to Mr. Samaan. Those options have all vested as of March 29, 2011.  On March 1, 2011, the Company granted Mr. Samaan 100,000 options.  On August 3, 2011, the Company granted Mr. Samaan 100,000 more options. On May 2, 2012, the Company granted Mr, Samaan 100,000 more options.

The Company agreed to give Brad O’Sullivan $25,000 in annual compensation starting in May 2010 for his services on the Board of Directors. Mr. O’Sullivan also receives $25,000 in annual compensation and 500,000 stock options for his services as Chief Executive Officer, as described in the Executive Compensation section above.  On March 1, 2011, the Company granted Mr. O’Sullivan 100,000 options.  On May 2, 2012, the Company granted Mr, O’Sullivan 200,000 more options.

Matthew Katzeff was appointed to the Board of Directors in December 2010. He is paid $25,000 in annual compensation for such services. As Chief Executive Officer of the Company, Mr. Katzeff is paid $25,000 in annual compensation as an officer and received 450,000 stock options, as described in the Executive Compensation section above.  On March 1, 2011, the Company granted Mr. Katzeff 100,000 options.  On May 2, 2012, the Company granted Mr, Katzeff 200,000 more options.

Edward J. O'Connor has served as a director since March 2001. Mr. O'Connor previously served as our CEO between March 2004 and October 2005 and as our President between March 2001 and January 2009.  On March 1, 2011, the Company granted Mr. O’Connor 100,000 options.  On May 2, 2012, the Company granted Mr, O’Connor 100,000 more options.

All of our directors are reimbursed for their reasonable expenses for attending board and board committee meetings.

Item 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
v
The following table sets forth, as of December 31, 2012, the number of and percent of our common stock beneficially owned by:

●	all directors and nominees, naming them,

●	our executive officers,

●	our directors and executive officers as a group, without naming them, and

●	persons or groups known by us to own beneficially 5% or more of our common stock:

We believe that all persons named in the table have sole voting and investment power (or shares such powers with his or her spouse) with respect to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities if that person has the power to vote or dispose of such securities or if that person can acquire such securities within 60 days from March 31, 2013 upon the exercise of options, warrants, convertible securities or other rights. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 31, 2013 have been exercised and converted.

Title of Class	Name and address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Total*
Common Stock	Matthew Katzeff c/o Optionable, Inc., 55 Saint Marks Place, Suite 4, New York, NY 10003	670,000	(1)	1.4%

Common Stock	Edward O’Connor(2) c/o Optionable, Inc., 55 Saint Marks Place, Suite 4, New York, NY 10003	3,994,130	(1)(2)	8.3%

Common Stock	Brad O’Sullivan c/o Optionable, Inc., 55 Saint Marks Place, Suite 4, New York, NY 10003	720,000	(1)	1.5%

Common Stock	Andrew Samaan c/o Optionable, Inc., 55 Saint Marks Place, Suite 4, New York, NY 10003	470,000	(1)	1.0%

Common Stock	Mark Nordlicht 152 West 57th Street, 4th Floor, New York, NY 10019	6,181,761(3)		12.8%

Common Stock	Nymex Holdings, Inc. One, North End Avenue World Financial Center New York, NY 10282	10,758,886		22.3%

Common Stock	All Executive Officers and Directors as a Group (4 persons )	5,854,130		12.1%

* Based upon 48,333,128 shares outstanding as of March 31, 2013.

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
(3) Based solely on a Schedule 13-D/A filed on August 2, 2011.

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

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES.

RBSM, LLP and Sherb & Co., LLP, independent registered accounting firms, have audited our financial statements for the years ended December 31, 2012 and 2011. The Company’s stockholders ratified the Board’s selection of RBSM as the Company’s registered accounting firm for the 2012 year-end audit and to review our quarterly financial reports for filing with the Securities and Exchange Commission during fiscal year 2012. The following table shows the fees paid or accrued by us for the audit and other services provided by our accounting firms for fiscal years 2012 and 2011.

	2012	2011

Audit Fees (1)	$46,000	$39,000
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

Total	$46,000	$39,000

 (1) Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The Board of Directors acts as the audit committee, and consults with respect to audit policy, choice of auditors, and approval of out of the ordinary financial transactions. The Board approved all of the services provided by RBSM, LLP, as described above.

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

10.61	Nonstatutory Stock Option Agreement dated May 2, 2012 between Optionable, Inc. and Andrew Samaan (incorporated by reference to the Registrant's Current Report on Form 8-K, dated as of May 5, 2012)

10.62	Nonstatutory Stock Option Agreement dated May 2, 2012 between Optionable, Inc. and Brad O’Sullivan (incorporated by reference to the Registrant's Current Report on Form 8-K, dated as of May 5, 2012)

10.63	Nonstatutory Stock Option Agreement dated May 2, 2012 between Optionable, Inc. and Matthew Katzeff (incorporated by reference to the Registrant's Current Report on Form 8-K, dated as of May 5, 2012)

10.64	Nonstatutory Stock Option Agreement dated May 2, 2012 between Optionable, Inc. and Edward O’Connor (incorporated by reference to the Registrant's Current Report on Form 8-K, dated as of May 5, 2012)

31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2*	Certification by Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2*	Certification by Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

* Filed herewith
** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Optionable, Inc.

By:	/s/ Brad P. O’Sullivan
Brad P. O’Sullivan
Chief Executive Officer
Date:	April 9, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brad O’Sullivan	Chief Executive Officer and	April 9, 2013
Brad O’Sullivan, Esq	Director

/s/ Matthew Katzeff	Chief Financial Officer and Director	April 9, 2013
Matthew Katzeff

/s/ Edward O’Connor	Director	April 9, 2013
Edward O’Connor

/s/ Andrew Samaan	Director	April 9, 2013
Andrew Samaan

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders Optionable, Inc.

We have audited the accompanying balance sheet of Optionable, Inc. as of December 31, 2012, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optionable, Inc. at December 31, 2012, and the results of its operations and its cash flows for each of the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations and uncertainty regarding pending legal matters raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters also are described in Note 1. The December 31, 2012 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York
April 9, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Optionable, Inc.

We have audited the accompanying balance sheets of Optionable, Inc. as of December 31, 2011, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optionable, Inc. at December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations and uncertainty regarding pending legal matters raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters also are described in Note 1. The December 31, 2011 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP

Certified Public Accountants
New York, New York
March 20, 2012

OPTIONABLE, INC.
BALANCE SHEETS
	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$247,684	$1,290,282
Refundable Income Taxes		-
Prepaid expenses	14,589	40,000
Total current assets	262,273	1,330,282

Total assets	$262,273	$1,330,282

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$176,853	$110,460
	176,853	110,460

Due to director, net of unamortized discount of $81,580 and $118,167 at December 31, 2012 and 2011, respectively	440,059	390,530
Total liabilities	616,912	500,990

Stockholders' Equity (Deficit):
Preferred Stock; $.0001 par value, 5,000,000 shares authorized, none issued and outstanding at December 31, 2012 and 2011	-	-
Common stock; $.0001 par value, 100,000,000 shares authorized, 52,423,403 shares issued and 48,323,528 shares outstanding at December 31, 2012 and 2011, respectively	5,242	5,242
Additional paid-in capital	162,819,884	162,805,110
Treasury stock at cost, 4,099,875 shares at December 31, 2012 and 2011	(47,552)	(47,552)
Accumulated deficit	(163,132,213)	(161,933,508)

Total stockholders’ equity (deficit)	(354,639)	829,292

Total liabilities and stockholders’ equity (deficit)	$262,273	$1,330,282

See Notes to Financial Statements.

OPTIONABLE, INC.
STATEMENTS OF OPERATIONS

	For the year ended December 31
	2012	2011

Operating expenses:
Selling, general and administrative	$1,152,031	$2,088,625

Total operating expenses	1,152,031	2,088,625

Operating loss	(1,152,031)	(2,088,625)

Other income (expense):
Interest income	2,855	17,602
Interest expense to related parties	(49,529)	(127,076)
	(46,674)	(109,474)

Loss before income tax benefit	(1,198,705)	(2,198,099)

Income tax (expense) benefit	-	(87,819)

Net loss	$(1,198,705)	$(2,285,918)

Basic loss per common share	$(0.02)	$(0.05)

Diluted loss per common share	$(0.02)	$(0.05)

Basic weighted average common shares outstanding	48,333,128	48,333,128

Diluted weighted average common shares outstanding	48,333,128	48,333,128

See Notes to Financial Statements.

OPTIONABLE, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
From January 1, 2011 to December 31, 2012

	Common Stock Shares	$	Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Deficit	Total

Balance at January 1, 2011	52,423,403	$5,242	$162,792,730	$(47,552)	$(159,647,590)	$3,102,830

Fair value of options	-	-	12,380	-	-	12,380
Repurchase of shares	-	-	-		-	-
Net loss	-	-	-	-	(2,285,918)	(2,285,918)
Ending balance, December 31, 2011	52,423,403	5,242	162,805,110	(47,552)	(161,933,508)	829,292

Fair value of options	-	-	14,774	-	-	14,774
Net loss	-	-	-	-	(1,198,705)	(1,198,705)
Ending balance, December 31, 2012	52,423,403	$5,242	$162,819,884	$(47,552)	$(163,132,213)	$(354,639)

See Notes to Financial Statements.

OPTIONABLE, INC.
STATEMENTS OF CASH FLOWS
	For the year ended December 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(1,198,705)	$(2,285,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	49,529	127,076
Share-based compensation expense	14,774	12,380
Write-off of income tax refund receivable	-	92,393.00
Changes in operating assets and liabilities:
Prepaid and other assets	25,411	277,033
Accounts payable and accrued expenses	66,393	12,720

Net cash used in operating activities	(1,042,598)	(1,764,316)

Net decrease in cash	(1,042,598)	(1,764,316)

Cash, beginning of year	1,290,282	3,054,598

Cash, end of year	$247,684	$1,290,282

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$3,279

Cash paid for interest	$-	$-

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

Going Concern

Based on its cash and equivalents as of the date of this Annual Report on Form 10-K, the Company is unlikely to have sufficient funds to meet its obligations for the next twelve months if the Company is not able to secure new sources of capital or complete a strategic transaction.  Even if the Company raises additional capital or completes a strategic transaction, the combination of the anticipated legal costs to defend against current legal proceedings, the potential amounts the Company would have to pay if there are negative outcomes in one or more of such legal proceedings, the Company’s obligations under its indemnification obligations and additional legal and other ongoing expenses incurred by the Company could exceed the Company’s resources before the end of 2013. The legal proceedings also negatively impact the Company’s ability to raise additional capital or enter into strategic transactions with other companies.  The Company’s future depends on its ability to satisfactorily resolve the aforementioned issues and there is no assurance it will be able to do so. If the Company fails for any reason, it would not be able to continue as a going concern and could potentially be forced to seek relief through a bankruptcy or other dissolution proceeding. The Company's December 31, 2012 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2- Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents.

The Company's cash and cash equivalents accounts are held at financial institutions. The Federal Deposit Insurance Corporation ("FDIC") insured up to $100,000 between January 2007 and October 2008. After October 2008, it insured up to $250,000 for interest-bearing accounts and an unlimited amount for noninterest-bearing accounts after October 2008. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden failure of such financial institutions. The Company’s cash and cash equivalents held at financial institutions exceeded the FDIC insurance limit amount at December 31, 2011.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2012 and 2011, with the exception of its due to director.  The Company deems that the carrying value of the due to director approximates the fair value as of December 31, 2012.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2- Summary of Significant Accounting Policies-Continued

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of December 31, 2012 and 2011, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options amounted to 2,883,000 and 2,283,000 at December 31, 2012 and 2011, respectively. The outstanding warrants amounted to 0 and 0 at December 31, 2012 and 2011, respectively. The options and warrants outstanding at December 31, 2012 and 2011, respectively, have been excluded from the computation of diluted earnings per share due to their antidilutive effect.

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

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-Due to Related Parties

The terms and amounts of due to related parties at December 31, 2012 and 2011, respectively, are as follows:

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

	December 31, 2012	December 31, 2011

	$508,697	$508,697
Discount, using initial implied rate of 12%	(68,638)	(118,167)
	$440,059	$390,530

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

The amortization of the discount on the due to related parties amounted to approximately $49,529 and $127,076 during 2012 and 2011, respectively.

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

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Note 5- Stockholders' Equity-continued

During 2012 and 2011, the Company recorded share-based payment expenses amounting to approximately $14,774 and $12,380, respectively, in connection with all options outstanding at the respective measurement dates. The amortization of share-based payment was recorded in general and administrative expenses during 2012 and 2011.

The Company granted 500,000 options in March 2011, as follows: 100,000 options were granted to each of CEO Brad O’Sullivan, CFO Matthew Katzeff, Director Andrew Samaan, Director and former President Edward O’Connor and Comptroller Michael Templeton. The Company granted 100,000 options to Director Andrew Samaan in August 2011. These were the only options granted during the year ended December 31, 2011.

The Company granted 600,000 options in May 2012, as follows: 200,000 options were granted to each of CEO Brad O'Sullivan and CFO Matthew Katzeff and 100,000 options were granted to each of Director Andrew Samaan and Director and former President Edward O’Connor. These were the only options granted during the year ended December 31, 2012.

The fair value of the options granted during the years ended December 31, 2012 and 2011 are based on the Black Scholes Model using the following assumptions:

	600,000 Options Issued On May 2, 2012	100,000 Options Issued On August 3, 2011	500,000 Options Issued On March 1, 2011

Exercise price:	$0.022	$0.036	$0.020

Market price at date of grant:	$0.022	$0.036	$0.020

Volatility:	123%	162%	162%

Expected dividend rate:	0%	0%	0%

Expected terms (years):	5	5	5

Risk-free interest rate:	0.82%	2.12%	2.12%

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 5- Stockholders' Equity-continued

  A summary of the activity during 2012 and 2011 of the Company’s stock option plan is presented below:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2011	1,683,000	$0.26

Granted	600,000	.015
Exercised	-	-
Expired or cancelled	-	-
Outstanding at December 31, 2011	2,283,000	0.015	$0

Granted	600,000	0.022
Exercised	-	-
Expired or cancelled	-	-
Outstanding at December 31, 2012	2,883,000	$0.15	$0

Exercisable and vested at December 31, 2012	2,525,880	$.21	$0

The total compensation cost related to nonvested options not yet recognized amounted to approximately
$14,500 at December 31, 2012 and the Company expects that it will be recognized over the following weighted-average period of 15 months.

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

Note 6- Litigation and Contingencies-continued

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

On September 11, 2012, the SEC filed a First Amended Complaint in the action which added the Company as a defendant.  On December 4, 2012, without admitting or denying any of the allegations in the Amended Complaint, and without the payment of any amount, in full and final settlement of the action, the Company consented to entry of judgment enjoining the Company from violating, directly or indirectly, Sections 10(b), 13(a), 13(b)(2) or 13(b)(5) of the Securities Exchange Act or any of the rules promulgated thereunder.

While the Company intends to defend itself vigorously against the remaining claims from NYMEX and BMO, there exists the possibility of adverse outcomes that the Company cannot determine. These matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

Indemnification and Advancement Obligations

As a result of their involvement in the matters described in this Note 6, the Company may have indemnification obligations to certain of its past directors and officers and a current board member and former president. These indemnification obligations may include, but are not limited to, amounts that would be payable to former directors or officers if they are ultimately successful in the legal matters or are otherwise found eligible for indemnification.   The amounts, if any, and timing of such indemnification obligations with respect to such individuals is indeterminable, and therefore are not reflected in the financial statements.  In addition, the financial statements do not reflect approximately $202,000 of disputed legal fees that are claimed pursuant to an indemnification agreement by the law firm defending a former officer of the Company in various legal actions.  The ultimate amount for which the Company will be liable for these disputed amounts is not currently determinable.

Note 7-Income Taxes

The components of the benefit for income taxes are as follows

	2012	2011
Current:
Federal	$-	$(87,819)
State	-	-

Total current	-	(87,819)

Deferred:
Federal	-	-
State	-	-
	-	-

Total benefit (provision) for income taxes	$-	$(87,819)

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7-Income Taxes-continued

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	2012	2011
Federal statutory taxes	(35.0)%	(35.0)%
State income taxes, net of federal tax benefit	(5.7)	(5.7)
Permanent differences	2.3	2.3
Change in valuation allowance	38.4	42.3
Effect of net operating loss carryback/carryforward	-	(3.9)
	0.00%	(0.00)%

The tax effects of principal temporary differences between the carrying amount of assets and their tax bases are summarized below.

Management believes it is more likely than not that it will be able to offset certain deductions associated with these deferred tax assets to its prior or future years’ taxable income:

The components of the deferred tax assets are as follows:

	December 31, 2012	December 31, 2011

Net operating losses	$2,404,000	$2,035,000
Allowance for bad debt	-	-
Other	3,000	3,000
State income tax carryforward	10,000	10,000
Intangible assets, net of amortization	133,000	133,000
	2,550,000	2,180,000
Valuation Allowance	(2,550,000)	(2,180,000)
Tot Total deferred tax assets- current	$-	$-

During 2011, the Internal Revenue Service informed the Company that the carry back to the earlier years is barred by statute, and that the Company will need to carry forward this net operating loss to be applied against taxable income of future years.  However, since the Company cannot be assured at this time that there will be a future taxable income available to which this loss may be offset, the Company has reserved the full amount of the tax benefit attributable to this loss carry forward. The tax returns of the Company are subject to examination by Federal and state taxing authorities.

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7-Income Taxes-continued

The Company has net operating losses of approximately $5,693,000 as of December 31, 2012 for both federal and state tax purposes that expire in 2032.

The valuation allowance of deferred tax assets increased by approximately $398,000 during 2012.

Note 8 – Subsequent Events

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date for disclosure or recognition purposes.