Form 10-Q
period 2013-03-31
Optionable Inc
filed 2013-05-13
CIK 1303433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2013.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from __________ to __________

Commission File Number: 000-51837

OPTIONABLE, INC. (Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2219407
(State or Other Jurisdiction of Incorporation or	(IRS Employer Identification No.)
Organization)

635 Beach 19th Street, Far Rockaway, New York	11691
(Address of Principal Executive Offices)	(Zip Code)

(516) 807-1981
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

The number of outstanding shares of the registrant’s Common Stock as of May 13, 2013 is 83,833,128.

OPTIONABLE, INC.
INDEX

OPTIONABLE, INC.
BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$59,567	$247,684
Prepaid expenses	10,000	14,589
Total current assets	69,567	262,273

Total assets	$69,567	$262,273

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$178,211	$176,853
	178,211	176,853

Due to director, net of unamortized discount of $55,304 and $68,638 at March 31, 2013 and December 31, 2012, respectively	453,393	440,059
Total liabilities	631,604	616,912

Stockholders' Deficit
Preferred Stock; $.0001 par value, 5,000,000 shares authorized, none issued and outstanding at March 31, 2013 and December 31, 2012	-	-
Common stock; $.0001 par value, 100,000,000 shares authorized, 52,428,203 issued and 48,333,128 outstanding at March 31, 2013 and December 31, 2012	5,242	5,242
Additional paid-in capital	162,822,463	162,819,884
Treasury stock at cost, 4,095,075 shares at March 31, 2013 and December 31, 2012	(47,552)	(47,552)
Accumulated deficit	(163,342,189)	(163,132,213)

Total stockholders’ deficit	(562,037)	(354,639)

Total liabilities and stockholders’ deficit	$69,567	$262,273

See Notes to Financial Statements.

OPTIONABLE, INC.
 STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

Operating expenses:
Selling, general and administrative	$196,575	$453,736

Total operating expenses	196,575	453,736

Operating loss	(196,575)	(453,736)

Other income (expense):
Interest income (expense)	(67)	955
Interest expense to related parties	(13,334)	(11,833)
	(13,401)	(10,878)

Loss before income tax benefit	(209,976)	(464,614)

Income tax benefit	-	-

Net loss	$(209,976)	$(464,614)

Basic loss per common share	$(0.00)	$(0.01)

Diluted loss per common share	$(0.00)	$(0.01)

Basic weighted average common shares outstanding	48,333,128	48,333,128

Diluted weighted average common shares outstanding	48,333,128	48,333,128

See Notes to Financial Statements.

OPTIONABLE, INC.
STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(209,976)	$(464,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	13,334	11,833
Share-based compensation expense	2,579	5,229
Changes in operating assets and liabilities:
Prepaid and other assets	4,589	-
Accounts payable and accrued expenses	1,358	64,993

Net cash used in operating activities	(188,117)	(382,559)

Net cash used in investing activities	-	-

Net cash used in financing activities	-	-

Net decrease in cash	(188,117)	(382,559)

Cash, beginning of period	247,684	907,723

Cash, end of period	$59,567	$525,164

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

See Notes to Financial Statements.

OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1- Organization, Description of Business and Going Concern

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

Going Concern

The Company is unable to determine whether it will have sufficient funds to meet its obligations for at least the next twelve months. The combination of its anticipated legal costs to defend against current legal proceedings, the potential amounts the Company would have to pay if there are negative outcomes in one or more of such legal proceedings, the Company’s obligations under its indemnification obligations and additional legal expenses incurred by the Company could exceed the Company’s resources. The legal proceedings also negatively impact the Company’s ability to enter into strategic transactions with other companies. The Company’s future depends on its ability to satisfactorily resolve the aforementioned legal issues and there is no assurance it will be able to do so. If the Company fails for any reason, it would not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the US Bankruptcy Code. The Company's March 31, 2013 unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2013 is not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed on April 10,2013.

Note 2- Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents.

The Company’s cash and cash equivalents accounts are held at financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) insured up to $100,000 between January 2007 and October 2008. After October 2008, it insured up to $250,000 for interest-bearing accounts and an unlimited amount for noninterest-bearing accounts after October 2008. During 2013 and 2012, the Company had bank balances exceeding the FDIC insurance limit. While the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits, it cannot reasonably alleviate the risk associated with the sudden failure of such financial institutions.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of March 31, 2013 and December 31, 2012, with the exception of its due to director.  The Company deems that the carrying value of the due to director approximates the fair value as of March 31, 2013 and December 31, 2012.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of March 31, 2013 and December 31, 2012, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options amounted to 2,883,000 and 2,283,000 at March 31, 2013 and 2012, respectively. The outstanding warrants amounted to 0 at March 31, 2013 and 2012. The options and warrants outstanding at March 31, 2013 and 2012, respectively, have been excluded from the computation of diluted earnings per share due to their antidilutive effect.

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

OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 4-Due to Related Parties

The terms and amounts of due to related parties at March 31, 2013 and December 31, 2012, respectively, are as follows:

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

	March 31, 2013	December 31, 2012
	$508,697	$508,697
Discount, using initial implied rate of 12%	(55,304)	(68,638)
	$453,393	$440,059

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

The amortization of the discount on the due to related parties amounted to approximately $13,334 and $11,833 during the three-month periods ending March 31, 2013 and 2012, respectively.

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

OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

During the three-month periods ending March 31, 2013 and 2012, respectively, the Company recorded share-based payment expenses amounting to approximately $2,579 and $5,229, in connection with all options outstanding at the respective measurement dates. The amortization of share-based payment was recorded in selling, general and administrative during such periods.

The Company granted 500,000 options in March 2011, as follows: 100,000 options were granted to each of former CEO Brad O’Sullivan, CFO Matthew Katzeff, former Director Andrew Samaan, Director and former President Edward O’Connor and former Controller Michael Templeton. The Company granted 100,000 options to former Director Andrew Samaan in August 2011.

The Company granted 600,000 options in May 2012, as follows: 200,000 options were granted to each of former CEO Brad O'Sullivan and CFO Matthew Katzeff and 100,000 options were granted to each of former Director Andrew Samaan and former Director and former President Edward O’Connor. There were no options granted during the three-month period ended March 31, 2013.

The fair value of the options granted during the three-month period ended March 31, 2013 and 2012 is based on the Black Scholes Model using the following assumptions:

	600,000 Options Issued On May 2, 2012	100,000 Options Issued On August 3, 2011	500,000 Options Issued On March 1, 2011

Exercise price:	$0.022	$0.036	$0.020

Market price at date of grant:	$0.022	$0.036	$0.020

Volatility:	123%	162%	162%

Expected dividend rate:	0%	0%	0%

Expected terms (years):	5	5	5

Risk-free interest rate:	0.82%	2.12%	2.12%

OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following activity occurred under our plan:

	Three-month periods ended March 31,
	2013	2012

Weighted-average grant-date fair value of options granted	$0.15	$0.15
Fair value of options granted	$442,880	$432,550

The total compensation cost related to nonvested options not yet recognized amounted to approximately $6,621 and $9,612 at March 31, 2013 and 2012, respectively, and the Company expects that it will be recognized over the following weighted-average period of 12 months.

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

Bank of Montreal v. Optionable, Inc. et al. Civ. No. 09-07557 (S.D.N.Y.)

Bank of Montreal (“BMO”) filed the operative complaint in this litigation on August 28, 2009.  The complaint alleges, among other things, that Optionable, certain of its former officers and directors, and other defendants conspired to defraud BMO in connection with large monetary losses experienced by BMO as a result of natural gas option trades made by one of its former employees.  BMO seeks unspecified damages based on the following causes of action:  fraud; negligent misrepresentation; aiding and abetting fraud; aiding and abetting breach of fiduciary duty; and breach of contract.  The Company has denied the allegations in the Complaint. On September 6, 2011, the Company filed counterclaims against BMO alleging, among other things, that BMO launched an unlawful campaign to blame the Company for the losses BMO incurred due to its own fault.

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

Note 7 – Subsequent Events

On April 10, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Mark Nordlicht, a current stockholder of the Company (the “Subscriber”), pursuant to which the Company sold to the Subscriber an aggregate of 35,500,000 shares of the Company’s common stock, par value $.001 (the “Securities”), at a purchase price of $0.02 per share (the “Purchase Price”), for a total offering amount, before Offering related expenses, of $710,000 (the “Offering”). The Offering closed immediately following the execution and delivery of the Purchase Agreement by the Company and the Subscriber. After giving effect to the Offering, there are 83,833,128 shares of Common Stock outstanding and options to purchase an aggregate of 2,983,000 shares of Common Stock outstanding.

Effective upon the closing of the Offering, Brad O’Sullivan, Matthew Katzeff, Ed O’Connor and Andrew Samaan resigned as directors of the Company, the number of directors constituting the Company’s full Board of Directors was reduced to two and Dov Rauchwerger and Neil Osrof were elected to fill the vacancies created by such resignations.  Mr. Rauchwerger was also elected as the Chief Executive Officer and Chief Financial Officer of the Company.

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date for disclosure or recognition purposes.

OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Results of Operations

	For the three months ended March 31,		Increase/ (Decrease) in $ 2013	Increase/ (Decrease) in % 2013
	2013	2012	vs 2012	vs 2012

Operating expenses:
Selling, general and administrative	196,575	453,736	(257,161)	-56.7%
Total operating expenses	196,575	453,736	(257,161)	-56.7%

Operating loss	(196,575)	(453,736)	257,161	-56.7%

Other income (expense):
Interest income (expense)	(67)	955	(1,022)	-107.0%
Interest expense-related parties	(13,334)	(11,833)	1,501	12.7%
	(13,401)	(10,878)	2,523	23.2%

Net loss before income tax	(209,976)	(464,614)	254,638	-54.8%

Income tax benefit	-	-	-	0.0%

Net loss	$(209,976)	$(464,614)	$(254,638)	-54.8%

General and administrative expenses

General and administrative expenses consists primarily of legal fees, incurred in connection with the Company’s attention to matters described in Note 6 to the Financial Statements and other matters, expenses incurred in connection with the handling of certain matters which occur during the course of our operations and compensation of personnel supporting our operations.  Legal fees incurred during the three-month periods ended March 31, 2013 and 2012 amounted to $83,072 and $288,872, respectively.

The decrease of $257,161 in general and administrative expenses during the three-month period ended March 31, 2013, in comparison to the comparable period in 2012, is due primarily to a $205,800 decrease in legal fees, and decreases in expenses associated with accounting services, insurance, telecommunications, investor relations and other third party services, as well as the further realization of general cost reduction strategies implemented by management.

As a result of the matters discussed above, we believe that our legal fees for 2013 will continue to constitute a large share of our general and administrative expenses.

Interest income

Interest income consists primarily of interest earned on interest-bearing cash and cash equivalents. The decrease in interest income during the three-month period ended March 31, 2013, in comparison to the comparable period in 2012, is primarily due to lower cash balances held by the Company in interest bearing accounts.

Interest expense to related parties

Interest expense to related parties consists of interest charges associated with amounts due to related parties. As of March 31, 2013, the only remaining related party note payable is due to Edward O’Connor, a former Director and former President.  The decrease in interest expense to related parties during the three-month period ended March 31, 2013, in comparison to the comparable period in 2012, is due to the amortization of the discount.  See Note 4 to Financial Statements.

Income tax

Income tax benefit/expense consists of federal and state current and deferred income tax or benefit based on our net income.  There was no income tax benefit/expense during the three -month period ended March 31, 2013 or during the three-month period ended March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance as of March 31, 2013 amounts to approximately $59,567.

During the three-month period ended March 31, 2013, we used cash for operating activities of approximately $188,117, resulting from the net loss incurred by the Company of approximately $209,976, adjusted for:

•	amortization of debt discount of approximately $13,334;

•	share-based compensation expense of approximately $2,579;

•	a decrease in prepaid assets of approximately $4,589; and

•	an increase in accounts payable and accrued expenses of approximately $1,358.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Principal Executive and Principal Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our Principal Executive and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II: OTHER INFORMATION

ITEM 1. Legal Proceedings

Except as described in Note 6 to the financial statements, during the three~~-~~month period ended March 31, 2013, there were no material developments to the Company’s legal proceedings described in Note 6 to Financial Statements.  Reference is made to the Company’s Annual Report on Form 10-K for the period ended December 31, 2012 for the most recent disclosure by the Company of its legal proceedings.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

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

10.63	Securities Purchase Agreement (incorporated by reference to the registrant’s Current Report on Form 8-K, dated as of April 10, 2013)

31.1*	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2*	Certification by Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1*	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2*	Certification by Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS**	XBRL INSTANCE

101.SCH**	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL**	XBRL TAXONOMY EXTENSION CALCULATION

101.DEF**	XBRL TAXONOMY EXTENSION DEFINITION

101.LAB**	XBRL TAXONOMY EXTENSION LABELS

101.PRE**	XBRL TAXONOMY EXTENSION PRESENTATION

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

May 13, 2013

Optionable, Inc.

	By:	/s/ Dov Rauchwerger

Dov Rauchwerger Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)