Form 10-Q
period 2013-06-30
Optionable Inc
filed 2013-08-13
CIK 1303433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2013.

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

The number of outstanding shares of the registrant’s Common Stock as of August 13, 2013 is 83,833,128.

OPTIONABLE, INC.

INDEX

PART I: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS (Unaudited)

Balance Sheets
Statements of Operations
Statements of Cash Flows
Notes to the Financial Statements

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4:	CONTROLS AND PROCEDURES

PART II: OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

ITEM 1A :	RISK FACTORS

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

ITEM 4:	MINE SAFETY DISCLOSURES

ITEM 5:	OTHER INFORMATION

ITEM 6:	EXHIBITS

SIGNATURES

OPTIONABLE, INC.

BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$555,868	$247,684
Prepaid expenses	10,000	14,589
Total current assets	565,868	262,273

Total assets	$565,868	$262,273

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$171,222	$176,853
	171,222	176,853

Due to director, net of unamortized discount of $41,566 and $68,638 at June 30, 2013 and December 31, 2012, respectively	467,131	440,059
Total liabilities	638,353	616,912

Stockholders' Deficit:
Preferred Stock; $.0001 par value, 5,000,000 shares authorized, none issued and outstanding at June 30, 2013 and December 31, 2012	-	-
Common stock; $.0001 par value, 100,000,000 shares authorized, 87,928,203 issued and 83,833,128 outstanding at June 30, 2013 and December 31, 2012	8,792	5,242
Additional paid-in capital	163,098,488	162,819,884
Treasury stock at cost, 4,095,075 shares at June 30 , 2013 and December 31, 2012	(47,552)	(47,552)
Accumulated deficit	(163,132,213)	(163,132,213)

Total stockholders’ deficit	(72,485)	(354,639)

Total liabilities and stockholders’ deficit	$565,868	$262,273

See Notes to Financial Statements.

OPTIONABLE, INC.

 STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses:
Selling, general and administrative	$208,804	$381,203	$405,379	$736,316

Total operating expenses	208,804	381,203	405,379	736,316

Operating loss	(208,804)	(381,203)	(405,379)	(736,316)

Other income (expense):
Interest income	259	4,143	192	9,207
Interest expense to related parties	(13,738)	(10,820)	(27,072)	(21,321)
	(13,479)	(6,677)	(26,880)	(12,114)

Loss before income tax benefit	(222,283)	(387,880)	(432,259)	(748,430)

Income tax benefit	-	-	-	-

Net loss	$(222,283)	$(387,880)	$(432,259)	$(748,430)

Basic loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Diluted loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Basic weighted average common shares outstanding	83,833,128	48,333,128	83,833,128	48,333,128

Diluted weighted average common shares outstanding	83,833,128	48,333,128	83,833,128	48,333,128

See Notes to Financial Statements.

OPTIONABLE, INC.

STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30,
	2013	2012
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(432,259)	$(748,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	27,072	11,833
Share-based compensation expense	4,413	5,229
Changes in operating assets and liabilities:
Prepaid and other assets	4,589	-
Accounts payable and accrued expenses	(5,631)	64,993

Net cash used in operating activities	(401,816)	(666,375)

Net cash used in investing activities	-	-

Net cash provided by financing activities	710,000	-

Net increase (decrease) in cash	308,184	(666,375)

Cash, beginning of period	247,684	907,723

Cash, end of period	$555,868	$241,348

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

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

Going Concern

The Company is unable to determine whether it will have sufficient funds to meet its obligations for at least the next twelve months. The combination of its anticipated legal costs to defend against current legal proceedings, the potential amounts the Company would have to pay if there are negative outcomes in one or more of such legal proceedings, the Company’s obligations under its indemnification obligations and additional legal expenses incurred by the Company could exceed the Company’s resources. The legal proceedings also negatively impact the Company’s ability to enter into strategic transactions with other companies. The Company’s future depends on its ability to satisfactorily resolve the aforementioned legal issues and there is no assurance it will be able to do so. If the Company fails for any reason, it would not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the US Bankruptcy Code. The Company's June 30, 2013 unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2013 is not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed on April 10,2013.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2013 and December 31, 2012, with the exception of its due to director.  The Company deems that the carrying value of the due to director approximates the fair value as of June 30, 2013 and December 31, 2012.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of June 30, 2013 and December 31, 2012, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options amounted to 2,883,000 and 2,883,000 at June 30, 2013 and 2012, respectively. The outstanding warrants amounted to 0 at June 30, 2013 and 2012. The options and warrants outstanding at June 30, 2013 and 2012, respectively, have been excluded from the computation of diluted earnings per share due to their antidilutive effect.

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

OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 4-Due to Related Parties and Related Party Transaction

The terms and amounts of due to related parties at June 30, 2013 and December 31, 2012, respectively, are as follows:

One of the Company’s former board members and former president is entitled to a payment of $508,697 (the “Principal Amount”), plus interest, if applicable, upon the following terms. In the event that the Company secures financing of at least $1,000,000 (the “Capital Raise”), this person will be entitled to a payment equal to the lesser of (i) 12.5% of the Capital Raise, (ii) $381,250, and (iii) any unpaid Principal Amount. In the event that upon a Capital Raise, the entire Principal Amount has not been repaid, this person shall be issued a promissory note (the “Capital Raise Note”) in the principal amount of any then unpaid Principal Amount remaining after the payments described in the preceding sentence. The Capital Raise Note shall be due and payable on April 1, 2014 and shall bear interest at a rate of 4.68% annually. In the event that no Capital Raise shall have occurred prior to April 1, 2014, then the unpaid Principal Amount shall be due and payable as of such date. This liability is recorded on the Company’s balance sheets as follows:

	June 30, 2013	December 31, 2012
	$508,697	$508,697
Discount, using initial implied rate of 12%	(41,566)	(68,638)
	$467,131	$440,059

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

The amortization of the discount on the due to related parties amounted to approximately $27,072 and $24,025 during the six-month periods ending June 30, 2013 and 2012, respectively.

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

Effective upon the closing of the Offering, Brad O’Sullivan, Matthew Katzeff, Ed O’Connor and Andrew Samaan resigned as directors of the Company, the number of directors constituting the Company’s full Board of Directors was reduced to two and Dov Rauchwerger and Neil Osrof were elected to fill the vacancies created by such resignations.  Mr. Rauchwerger was also elected as the Chief Executive Officer and Chief Financial Officer of the Company. Subsequently, Matthew Katzeff was reappointed Chief Financial Officer.

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

OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

During the three- and six-month periods ended June 30, 2013 and 2012, respectively, the Company recorded share-based payment expenses amounting to approximately $1,834 and $4,413 in 2013, and $2,385 and $7,614 in 2012, respectively, in connection with all options outstanding at the respective measurement dates. The amortization of share-based payment was recorded in selling, general and administrative during such periods.

The Company granted 500,000 options in March 2011, as follows: 100,000 options were granted to each of former CEO Brad O’Sullivan, CFO Matthew Katzeff, former Director Andrew Samaan, Director and former President Edward O’Connor and former Controller Michael Templeton. The Company granted 100,000 options to former Director Andrew Samaan in August 2011.

The Company granted 600,000 options in May 2012, as follows: 200,000 options were granted to each of former CEO Brad O'Sullivan and CFO Matthew Katzeff and 100,000 options were granted to each of former Director Andrew Samaan and former Director and former President Edward O’Connor. There were no options granted during the three and six month periods ended June 30, 2013.

 OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following activity occurred under our plan:

	Six-month periods ended June 30,
	2013	2012

Weighted-average grant-date fair value of options granted	$0.022	$0.022
Fair value of options granted	$11.001	$11.001

The total compensation cost related to nonvested options not yet recognized amounted to approximately $6,180 and $16,800 at June 30, 2013 and 2012, respectively, and the Company expects that it will be recognized over the following weighted-average period of 12 months.

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

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 6- Litigation and Contingencies

CMEG NYMEX Inc. v. Optionable, Inc. et. al. Civ. No. 09-03677 (S.D.N.Y.)

CMEG NYMEX Inc. (“NYMEX”) filed the operative complaint in this litigation on April 10, 2009.  The complaint alleges, among other things, that Optionable, certain of its former officers and directors, and other defendants defrauded NYMEX in connection with NYMEX’s purchase of $28.9 million of shares of Optionable common stock pursuant to a Stock and Warrant Purchase Agreement (“SWPA”).  NYMEX seeks damages in excess of $28.5 million based on the following causes of action against Optionable: violations of Section 10(b) of the Securities Exchange Act; breach of contract and warranty; aiding and abetting common law fraud; and negligent misrepresentation.  The Company has denied the allegations in the Complaint.  On September 6, 2011, the Company filed counterclaims against NYMEX alleging, among other things, that NYMEX breached its obligations under the SWPA.  The counterclaims seek unspecified damages based on the following causes of action:  breach of contract; breach of the covenant of good faith and fair dealing; and refusal to pay amounts due and owed of over $740,000.  NYMEX filed a motion for partial summary judgment in support of its claims, and the Company also filed a motion for summary judgment in support of its claims.

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

Indemnification Obligations

As a result of their involvement in the matters described in this Note 6, the Company may have indemnification obligations to certain of its past directors and officers. The amounts, if any, and timing of such indemnification obligations with respect to such individuals is indeterminable. Therefore, the Company’s financial statements reflect as expenses only those indemnification obligations it has been able to quantify and determined to be payable during the relevant accounting period.

Note 7 – Subsequent Events

None.

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

OPTIONABLE, INC.
STATEMENTS OF OPERATIONS

	For the three months ended				For the six months ended
	June 30,				June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)

Operating expenses:
Selling, general and administrative	$208,804	$381,203	$(172,399)	-45%	$405,379	$736,316	$(330,937)	-45%

Total operating expenses	208,804	381,203	$(172,399)	-45%	405,379	736,316	$(330,937)	-45%

Operating loss	(208,804)	(381,203)	$172,399	-45%	(405,379)	(736,316)	$330,937	-45%

Other income (expense):
Interest income	259	4,143	$(3,884)	-94%	192	9,207	$(9,015)	-98%
Interest expense to related parties	(13,738)	(10,820)	$(2,918)	27%	(27,072)	(21,321)	$(5,751)	27%
	(13,479)	(6,677)	$(6,802)	102%	(26,880)	(12,114)	$(14,766)	122%

Loss before income tax benefit	(222,283)	(387,880)	$165,597	-43%	(432,259)	(748,430)	$316,171	-42%

Income tax benefit	-	-			-	-

Net loss	$(222,283)	$(387,880)	$165,597	-43%	$(432,259)	$(748,430)	$316,171	-42%

General and administrative expenses

General and administrative expenses consists primarily of legal fees, incurred in connection with the Company’s attention to matters described in Note 6 to the Financial Statements and other matters, expenses incurred in connection with the handling of certain matters which occur during the course of our operations and compensation of personnel supporting our operations.  Legal fees incurred during the three- and six- month periods ended June 30, 2013 and 2012 amounted to $90,248 and $173,320 in 2013 and $123,926 and $412,798 in 2012, respectively.

The decrease of $172,399 and $330,937 in general and administrative expenses during the three- and six- month period ended June 30, 2013, in comparison to the comparable periods in 2012, is due primarily to $33,678 and $239,478 respective decrease in legal fees, and decreases in expenses associated with accounting services, insurance, telecommunications, investor relations and other third party services, as well as the further realization of general cost reduction strategies implemented by management.

As a result of the matters discussed above, we believe that our legal fees for 2013 will continue to constitute a large share of our general and administrative expenses.

Interest income

Interest income consists primarily of interest earned on interest-bearing cash and cash equivalents, net of interest expense resulting from company credit card activity. The decrease in interest income during the three- and six- month periods ended June 30, 2013, in comparison to the comparable periods in 2012, is primarily due to lower cash balances held by the Company in interest bearing accounts.

Interest expense to related parties

Interest expense to related parties consists of interest charges associated with amounts due to related parties. As of June 30, 2013, the only remaining related party note payable is due to Edward O’Connor, a former Director and former President.  The decrease in interest expense to related parties during the three- and six- month periods ended June 30, 2013, in comparison to the comparable periods in 2012, is due to the amortization of the discount.  See Note 4 to Financial Statements.

Income tax

Income tax benefit/expense consists of federal and state current and deferred income tax or benefit based on our net income.  There was no income tax benefit/expense during the three -month period ended June 30, 2013 or during the six-month period ended June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance as of June 30, 2013 amounts to approximately $555,868.

During the six-month period ended June 30, 2013, we used cash for operating activities of approximately $401,816, resulting from the net loss incurred by the Company of approximately $432,259, adjusted for:

●	amortization of debt discount of approximately $27,072;

●	share-based compensation expense of approximately $4,413;

●	a decrease in prepaid assets of approximately $4,589; and

●	A decrease in accounts payable and accrued expenses of approximately $5,631.

In addition, during the six-month period ended June 30, 2013, we had an increase in net cash resulting from financing activities amounting to $710,000 as a result of the Securities Purchase Agreement into which the Company entered with Mark Nordlicht, a current stockholder of the Company (the “Subscriber”) on April 10, 2013, pursuant to which the Company sold to the Subscriber an aggregate of 35,500,000 shares of the Company common stock, par value $0.001 at a purchase price of $0.02 per share.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Principal Executive and Principal Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our Principal Executive and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II: OTHER INFORMATION

ITEM 1. Legal Proceedings

Except as described in Note 6 to the financial statements, during the three~~-~~month period ended June 30, 2013, there were no material developments to the Company’s legal proceedings described in Note 6 to Financial Statements.  Reference is made to the Company’s Annual Report on Form 10-K for the period ended December 31, 2012 for the most recent disclosure by the Company of its legal proceedings.

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

10.9	Form of Incentive Stock Option Agreement(incorporated by reference to Exhibit 4.2 to the S-8)

10.10	Nonstatutory Stock Option Agreement(incorporated by reference to Exhibit 4.3 to the S-8)

10.11	Prepaid Commission Agreement, dated February 3, 2003, between the Company and Mark Nordlicht (incorporated by reference to Exhibit 10(vi) to the SB-2).

10.12	Revolving Credit Facility Agreement, dated June 5, 2003, between the Company and Platinum Value Arbitrage Fund LP (incorporated by reference to Exhibit 10(vii)(a) to the SB-2)

10.13	$500,000 Revolving Promissory Note from the Company to Platinum Value Arbitrage Fund LP dated June 5, 2003 (incorporated by reference to Exhibit 10(vii)(b) to the SB-2)

10.14	Prepaid Commission Agreement, dated June 9, 2003, between the Company and Platinum Partners Value Arbitrage Fund LLP(incorporated by reference to Exhibit 10(viii) to the SB-2)

10.15	Loan Agreement, dated February 13, 2004, between the Company and Mark Nordlicht (incorporated by reference to Exhibit 10(ix)(a) to the SB-2)

10.16	$250,000 Promissory Note, dated February 13, 2004, from the Company to Mark Nordlicht (incorporated by reference to Exhibit 10(ix)(b) to the SB-2)

10.17	$250,000 Promissory Note Extension Agreement, dated September 9, 2004 (incorporated by reference to Exhibit 10(ix)(c) to the SB-2)

10.18	Loan Agreement, dated March 8, 2004, between the Company and Mark Nordlicht (incorporated by reference to Exhibit 10(x)(a) to the SB-2)

10.19	$50,000 Promissory Note, dated March 8, 2004, from the Company to Mark Nordlicht (incorporated by reference to Exhibit 10(x)(b) to the SB-2)

10.20	$50,000 Promissory Note Extension Agreement, dated September 9, 2004 (incorporated by reference to Exhibit 10(x)(c) to the SB-2)

10.21	Loan Agreement, dated March 22, 2004, between the Company and Mark Nordlicht (incorporated by reference to Exhibit 10(xi)(a) to the SB-2)

10.22	$5,621,753.18 Promissory Note, dated March 22, 2004, from the Company to Mark Nordlicht (incorporated by reference to Exhibit 10(xi)(b) to the SB-2)

10.23	Addendum to Loan Agreement, dated March 22, 2004 (incorporated by reference to Exhibit 10(xi)(c) to the SB-2)

10.24	Addendum to Promissory Note, dated March 22, 2004 (incorporated by reference to Exhibit 10(xi)(d) to the SB-2)

10.25	Revolving Credit Facility Agreement, dated April 15, 2004, between the Company and Mark Nordlicht (incorporated by reference to Exhibit 10(xii)(a) to the SB-2)

10.26	$50,000 Promissory Note, dated April 15, 2004, from the Company to Mark Nordlicht (incorporated by reference to Exhibit 10(xii)(b) to the SB-2)

10.27	Warrant Agreement for the Purchase of Common Stock (incorporated by reference to the registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006)

10.28	Service and Repurchase Agreement (incorporated by reference to the registrant's Current Report on Form 8-K, dated as of January 31, 2007)

10.29	Code of Business Conduct and Ethics (Incorporated by reference to the registrant’s Form 10-KSB for the fiscal year ended December 31, 2007)

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

August 13, 2013
Optionable, Inc.

	By:	/s/ Dov Rauchwerger

Dov Rauchwerger Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Matthew Katzeff

Matthew Katzeff Chief Financial Officer (Principal Financial Officer)