Form 10-K
period 2013-12-31
Optionable Inc
filed 2014-03-25
CIK 1303433

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 000-51837

OPTIONABLE, INC.

(Exact name of registrant as Specified in its charter)

Delaware	52-2219407
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

635 Beach 19th Street, Far Rockaway, NY 11691

(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number Including Area Code: (516) 807-1981

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 28, 2013, the registrant’s most recently completed second fiscal quarter, was approximately $0.8 million.

The number of shares of registrant’s common stock outstanding, as of March 24, 2014 was 83,133,128.

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

The Company is a defendant to two significant legal proceedings, one brought by its largest stockholder, Chicago Mercantile Exchange/ New York Mercantile Exchange (“NYMEX”), and another brought by its former largest customer, Bank of Montreal (“BMO”) (which was settled during 2013).  Also named in such lawsuits, among others, are one of the Company’s current board members and former president; the Company’s former chief executive officer; and the Company’s former board chairman.  Additionally, one of the Company’s current board members and former president along with the Company’s former chief executive officer, are defendants in a claim made by the Securities and Exchange Commission.

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

Going Concern

Based on its cash and cash equivalents as of the date of this Annual Report on Form 10-K, the Company is unlikely to have sufficient funds to meet its obligations for the next twelve months if the Company is not able to secure new sources of capital or complete a strategic transaction.  Even if the Company raises additional capital or completes a strategic transaction, the combination of the anticipated legal costs to defend against current legal proceedings, the potential amounts the Company would have to pay if there are negative outcomes in one or more of such legal proceedings, the Company’s obligations under its indemnification obligations and additional legal and other ongoing expenses incurred by the Company could exceed the Company’s resources before the end of 2014. The legal proceedings also negatively impact the Company’s ability to raise additional capital or enter into strategic transactions with other companies.  The Company’s future depends on its ability to satisfactorily resolve the aforementioned issues and there is no assurance it will be able to do so. If the Company fails for any reason, it would not be able to continue as a going concern and could potentially be forced to seek relief through a bankruptcy or other dissolution proceeding. The Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

CLIENT CONCENTRATION

Not applicable.

COMPETITION

Not applicable.

EMPLOYEES

We currently have two part-time employees---the Chief Executive Officer and the Chief Financial Officer.

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

Based on its cash and cash equivalents as of the date of this Annual Report on Form 10-K, the Company is unlikely to have sufficient funds to meet its obligations for the next twelve months if the Company is not able to secure new sources of capital or complete a strategic transaction.  Even if the Company raises additional capital or completes a strategic transaction, the combination of the anticipated legal costs to defend against current legal proceedings, the potential amounts the Company would have to pay if there are negative outcomes in one or more of such legal proceedings, the Company’s obligations under its indemnification obligations and additional legal and other ongoing expenses incurred by the Company could exceed the Company’s resources before the end of 2014. The legal proceedings also negatively impact the Company’s ability to raise additional capital or enter into strategic transactions with other companies.  The Company’s future depends on its ability to satisfactorily resolve the aforementioned issues and there is no assurance it will be able to do so. If the Company fails for any reason, it would not be able to continue as a going concern and could potentially be forced to seek relief through a bankruptcy or other dissolution proceeding.

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

We have not generated revenues since the third quarter 2007. However, we continue to incur expenses, including salaries, auditing and legal expenses necessary to maintain our reporting status and legal fees in connection with our ongoing legal proceedings.  In 2013, we incurred expenses of $510,178 in legal fees, advances paid to certain former officers and a current director for their respective legal defenses and expenses associated with intellectual property.

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

While the Company intends to defend itself vigorously against the remaining claims from NYMEX, there exists the possibility of adverse outcomes that the Company cannot determine.  These matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

Our ability to operate in the future and our success in the future will depend upon our ability to attract and retain qualified officers and other personnel.

The Board of Directors hired Dov Rauchwerger as Chief Executive Officer in 2013 and Matthew L. Katzeff as Chief Financial Officer in 2010. Mr. Katzeff has an investment banking background.

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

If we fail to remain current in our reporting requirements, we could be removed from the OTCQB which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTCQB, such as we are, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCQB. If we fail to remain current on our reporting requirements, we could be removed from the OTCQB. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get re-listed on the OTCQB, which may have an adverse material effect on our Company.

The Company may be unable to recoup advances made to former officers and directors.

In 2013, we paid approximately $52,000 in legal fees, net of insurance proceeds, to attorneys representing our current and former officers and directors in connection with their defense of lawsuits filed against them relating to their activities at our Company.  The Company cannot estimate its total legal fees for future periods.  In some but not all instances, the individual has a contractual right to receive such advancements, subject to an undertaking from such individual to repay all such amount to us if he is not entitled to be indemnified under the provisions of our Bylaws, the Delaware General Corporation Law or otherwise.  None of the amounts advanced have been collateralized.  If, upon the final disposition of these lawsuits, it is determined that one or more of these individuals is required to repay to us any portion of the advancements made to him, he may also be liable for monetary damages, fines and penalties to various third parties.  As a result, we may be unable to actually recoup monies advanced even if we are legally entitled to reimbursement.  Such amounts could constitute a material portion of our assets.

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

We paid $510,178 from our cash reserves in 2013 for legal fees because the insurance policy covering the currently pending litigations against the Company, its former officers and directors was exhausted in early 2010. The Company purchased additional Directors and Officers Liability insurance in 2012 and 2013, but this new insurance policy does not cover the currently pending litigation or any litigation arising out of alleged actions or causes of actions dating before 2010.  The Company anticipates that it will pay, without insurance reimbursement, substantial legal fees in 2014 and until the currently pending legal matters are fully resolved.  The Company will have to pay, without insurance reimbursement, legal fees if any new litigation against it arises with respect to any alleged cause of action dating before 2010.

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

On November 25, 2013, Optionable, Inc. (the “Company”) entered into a Settlement Agreement (the “Agreement”) with Bank of Montreal (“BMO”), Edward J. O’Connor (“O’Connor”), Mark A. Nordlicht (“Nordlicht”), and Scott Connor (together with the Company, O’Connor, and Nordlicht, the “Optionable Parties,” and the Optionable Parties together with BMO, the “Parties,” and each, a “Party”) which sets for the agreement for the final terms of settlement and dismissal of the lawsuit entitled Bank of Montreal v. Optionable, Inc., No. 09-CV-7557 (S.D.N.Y.) (the “Litigation”). Pursuant to the Agreement, the Optionable Parties agree to pay $200,000 to BMO in full settlement of the Litigation, and within 10 business days of the date of payment, the Parties shall file for an order dismissing the Litigation with prejudice with respect to the Optionable Parties.

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

Our common stock is quoted on the OTCQB. Our shares are listed under the symbol "OPBL."

The following table sets forth, for the fiscal quarters indicated, the high and low closing prices per share of our common stock as reported on the OTC QB. The quotations reflect inter dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Fiscal 2013		Fiscal 2012
Quarter Ended	High	Low	High	Low
March 31	$0.02	$0.01	$0.03	$0.02
June 30	$0.03	$0.02	$0.03	$0.02
September 30	$0.05	$0.02	$0.02	$0.01
December 31	$0.06	$0.04	$0.02	$0.01

At March 21, 2014, the closing price for our common stock was $0.03.

At March 24, 2014, there were 83,133,128 shares of our common stock outstanding.  There were approximately 22 stockholders of record at March 24, 2014.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

EQUITY COMPENSATION PLAN INFORMATION

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance at December 31, 2013:

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

RECENT SALES OF UNREGISTERED SECURITIES

The Company executed on June 29, 2010 a stock option agreement with its then new CEO. Mr. O’Sullivan was given options of 500,000 shares, with 50,000 vesting on June 29, 2010 and an exercise price of $0.015 per share (the closing price on the grant date). On March 1, 2011, the Company and Mr. O’Sullivan executed an amendment, which among other things increased the exercise price to $0.02 (the closing price on the day immediately prior to the amendment).

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

The Company granted 600,000 options in May 2012, as follows: 200,000 options were granted to each of CEO Brad O'Sullivan, and CFO Matthew Katzeff; and 100,000 options were granted to each of, Director Andrew Samaan, Director and former President Edward O’Connor.  There were no options granted during the twelve-month period ended December 31, 2013.

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

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012

OPTIONABLE, INC.

STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2013	2012	$ Change	% Change

Operating expenses:
Selling, general and administrative	$869,148	$1,152,031	(282,883)	-25%

Total operating expenses	869,148	1,152,031	(282,883)	-25%

Operating loss	(869,148)	(1,152,031)	282,883	-25%

Other income (expense):
Interest income	672	2,855	(2,183)	-76%
Interest expense to related parties	(55,810)	(49,529)	(6,281)	13%
	(55,138)	(46,674)

Loss before income tax benefit	(924,286)	(1,198,705)	274,419	-23%

Income tax benefit	-	-

Net loss	$(924,286)	$(1,198,705)

General and administrative expenses

General and administrative expenses consist primarily of legal fees, incurred in connection with the Company’s attention to the legal proceedings described in Part 1, Item 3, expenses incurred in connection with the handling of certain matters which occur during the course of our operations and compensation of personnel supporting our operations.  Legal fees incurred during the twelve-month periods ending December 31, 2013 and 2012 amounted to $510,178 and $668,630, respectively.

The decrease of $363,238 in general and administrative expenses during the twelve-month period ended December 31, 2013, in comparison to the comparable period in 2012, is due to decreases in expenses associated with accounting services, insurance, telecommunications, investor relations and other third party services, as well as the effect of Management’s implementation of a general cost reduction policy, as well as a significant reduction in spending on legal fees due to the settlement of certain legal matters in 2012 and 2013, the realization of the Company’s end of its obligation to continue to either indemnify or advance payments to certain indemnities (partially offset by an increase in legal fees resulting from the Company’s negotiation and entering into a Securities Purchase Agreement with one of the current shareholders of the Company), as well as an overall process implemented by Management to manage overall legal and other expense spending in the most effective and efficient manner possible.

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

Research and development

We did not incur any research and development expenses in 2012 or 2013.

Interest income

Interest income consists primarily of interest earned on interest-bearing cash and cash equivalents. The decrease in interest income during 2013 when compared to 2012, is primarily due to the reduction of the Company’s cash and cash equivalents held in interest bearing-accounts.

Interest expense to related parties

Interest expense to related parties consists of interest charges associated with amounts due to related parties. As of December 31, 2013, the only remaining related party note payable is due to Edward O’Connor, a Director and former President.  The decrease in interest expense to related parties during the twelve-month period ended December 31, 2013 in comparison to the comparable period in 2012 is due to the amortization of the discount.  See Note 4 to Financial Statements.

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

Going Concern

Based on its cash and equivalents as of the date of this Annual Report on Form 10-K, the Company is unlikely to have sufficient funds to meet its obligations for the next twelve months if the Company is not able to secure new sources of capital or complete a strategic transaction.  Even if the Company raises additional capital or completes a strategic transaction, the combination of the anticipated legal costs to defend against current legal proceedings, the potential amounts the Company would have to pay if there are negative outcomes in one or more of such legal proceedings, the Company’s obligations under its indemnification obligations and additional legal and other ongoing expenses incurred by the Company could exceed the Company’s resources before the end of 2014. The legal proceedings also negatively impact the Company’s ability to raise additional capital or enter into strategic transactions with other companies.  The Company’s future depends on its ability to satisfactorily resolve the aforementioned issues and there is no assurance it will be able to do so. If the Company fails for any reason, it would not be able to continue as a going concern and could potentially be forced to seek relief through a bankruptcy or other dissolution proceeding. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance as of December 31, 2013 amounts to approximately $163,234.

During 2013, we used cash for operating activities of approximately $662,264, resulting from the net loss incurred by the Company of approximately $924,286, adjusted for:

●	the amortization of debt discount of approximately $55,810 and share-based compensation expense of approximately $7,353;

●	An increase in prepaid expenses of approximately $5,411; and

●	An increase in accounts payable and accrued expenses of approximately $72,085.

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

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.           CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our Chief Executive Officer and our Principal Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2013, our internal controls over financial reporting is effective based on those criteria.

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

ITEM 9B.              OTHER INFORMATION.

None.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information about our executive officers and directors during the fiscal year ended December 31, 2013.  Ages are as of March 31, 2014.

Name	Age	Position	Date of Election Or Appointment as a Director
Dov Rauchwerger	36	Chief Executive Officer and Director	April 2013
Matthew Katzeff	43	Chief Financial Officer	July 2010
Neil Osrof	46	Director	April 2013

Dov Rauchwerger continues to serve as the Managing Partner of, NLE Group LLC , a full service consumer merchandise wholesaler, distributor and reseller. From 2007-2012, he was Managing Partner of Northern Lights Electronics LLC. Mr. Rauchwerger graduated magna cum laude with a Bachelor of Arts degree from Queens College in May 1998.

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

Neil Osrof, founded For Sons Properties LLC, a full service residential real estate development company, where he has worked since 2012. He worked for Osrof Enterprises, Inc. from 2005-2011 as a Vice President. He has been involved in the real estate business since 1984.

DIRECTOR INDEPENDENCE, COMMITTEES OF THE BOARD OF DIRECTORS

One of our members of our Board of Directors, Neil Osrof, is "independent" within the meaning of Nasdaq Marketplace Rule 4200. We have not established any committees, including an Audit Committee, a Compensation Committee, a Nominating Committee, or any committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole. Due to the size of the Board and the Company’s limited resources, our Board of Directors believes that the establishment of such committees of the Board is unnecessary and could be considered more form than substance. The Board of Directors has determined that it has no audit committee financial expert serving on the Board which acts as a whole as an audit committee.

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

To our knowledge, based solely on review of these filings and written representations from certain of the reporting persons, we believe that during the fiscal year ended December 31, 2013, all of our officers, directors and significant stockholders have timely filed all required forms under Section 16(a) of the Exchange Act.

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

A copy of the Code of Ethics was filed as an exhibit to our annual report for the fiscal year ended December 31, 2005 as Exhibit 14.1. The Code of Ethics is also posted on our website under Governance Documents under the investor relations section of our website: www.optionable.com.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table summarizes all compensation (but excludes compensation for services on the Board of Directors) recorded by us in each of the last two completed fiscal years for our principal executive officer, our principal financial officer, our only two executive officers who were serving as such at December 31, 2013.  The value attributable to any option awards is computed in accordance with ASC 718.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in pension value and Non-Qualified Deferred Compensation	All Other Compensation ($)	Total ($)
Dov Rauchwerger	2013	0	0	0	0	0	0	0	0
Chief Executive Officer,
and Director

Matthew Katzeff,	2013	33,935	0	0	0	0	0	0	33,935
Chief Financial Officer,	2012	25,000	0	0	3,667	0	0	0	28,667
and Director

Brad O’Sullivan	2012	25,000	0	0	3,667	0	0	0	28,667
Chief Executive Officer and Director (resigned April 2013)

EMPLOYMENT AGREEMENTS

On July 27, 2010, Optionable, Inc. appointed Matthew L. Katzeff, age 40, to the position of Chief Financial Officer. Per his employment letter, Mr. Katzeff shall receive an annual salary of $20,000, pro rated for the year 2010. Also, the Company’s Board of Directors granted Mr. Katzeff 450,000 stock options, with an exercise price of $0.02 per share. In May of 2013, Mr. Katzeff’s annual salary was increased to $36,000.

   OUTSTANDING EQUITY AWARDS AT 2013 FISCAL YEAR-END TABLE

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers at December 31, 2013.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Brad O’Sullivan	500,000	-	0	$0.02	(1)(2)	-	-	-	-
	100,000	-	0	$0.02	(1)(2)	-	-	-	-
	80,000	-	120,000	$0.022	(1)(2)(3)	-	-	-	-

Matthew Katzeff	450,000	-	0	$0.02	(1)(2)	-	-	-	-
	100,000	-	0	$0.02	(1)(2)	-	-	-	-
	200,000	-	0	$0.022	(1)(2)	-	-	-	-

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

(3) Had Mr. O’Sullivan been asked to remain with the Company, the remaining options would have vested as follows: 40,000 on May 2, 2013, 40,000 on November 2, 2013 and an additional 40,000 on May 2, 2012, however this was not the case as he was not asked to remain with the Company.

Director Compensation

The following table sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made for the fiscal year ended December 31, 2013.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)

Matthew Katzeff	6,935	-	-	-	-	-	6,935
Edward O’Connor	0	-	-	-	-	-	0
Brad O’Sullivan	6,935	-	-	-	-	-	6,935
Andrew Samaan	13,870	-	-	-	-	-	13,870
Dov Rauchwerger	0	-	-	-	-	-	0
Neil Osrof	9,000	-	-	-	-	-	9,000

Director Compensation

The Company agreed to pay Andrew Samaan $25,000 in annual compensation when he joined the Board of Directors in February 2009. Starting on March 31, 2009, his annual compensation was raised to $50,000.

In February 2009, the Board also approved a grant of 250,000 options to Mr. Samaan. Those options have all vested as of March 29, 2011.  On March 1, 2011, the Company granted Mr. Samaan 100,000 options.  On August 3, 2011, the Company granted Mr. Samaan 100,000 more options. On May 2, 2012, the Company granted Mr. Samaan 100,000 more options. Mr. Samaan resigned as a Director of the Company in April 2013.

The Company agreed to give Brad O’Sullivan $25,000 in annual compensation starting in May 2010 for his services on the Board of Directors. Mr. O’Sullivan also receives $25,000 in annual compensation and 500,000 stock options for his services as Chief Executive Officer, as described in the Executive Compensation section above.  On March 1, 2011, the Company granted Mr. O’Sullivan 100,000 options.  On May 2, 2012, the Company granted Mr. O’Sullivan 200,000 more options. Mr. O’Sullivan resigned as a Director of the Company in April 2013.

Matthew Katzeff was appointed to the Board of Directors in December 2010. He is paid $25,000 in annual compensation for such services. As Chief Executive Officer of the Company, Mr. Katzeff is paid $25,000 in annual compensation as an officer and received 450,000 stock options, as described in the Executive Compensation section above.  On March 1, 2011, the Company granted Mr. Katzeff 100,000 options.  On May 2, 2012, the Company granted Mr. Katzeff 200,000 more options. Mr. Katzeff resigned as a Director of the Company in April 2013.

Edward J. O'Connor has served as a director since March 2001. Mr. O'Connor previously served as our CEO between March 2004 and October 2005 and as our President between March 2001 and January 2009.  On March 1, 2011, the Company granted Mr. O’Connor 100,000 options.  On May 2, 2012, the Company granted Mr. O’Connor 100,000 more options. Mr. O’Connor resigned as a Director of the Company in April 2013.

Dov Rauchwerger was appointed to the Board of Directors in April 2013.

Neil Osrof was appointed to the Board of Directors in April 2013. He is paid an annual salary of $12,000.

All of our directors are reimbursed for their reasonable expenses for attending board and board committee meetings.

Item 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2013, the number of and percent of our common stock beneficially owned by:

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

A person is deemed to be the beneficial owner of securities if that person has the power to vote or dispose of such securities or if that person can acquire such securities within 60 days from March 24, 2014 upon the exercise of options, warrants, convertible securities or other rights. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 24, 2014 have been exercised and converted.

Title of Class	Name and address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Total*
	Matthew Katzeff
	c/o Optionable, Inc., 635 Beach 19th Street,
Common Stock	Far Rockaway, NY 11691	750,000	(1)	0.9%

	Mark Nordlicht
	152 West 57th Street, 4th Floor, New York,
Common Stock	NY 10019	41,681,761	(3)	49.7%

	Nymex Holdings, Inc.
	One, North End Avenue
	World Financial Center
Common Stock	New York, NY 10282	10,758,886		12.8%

	All Executive Officers and Directors as a
Common Stock	Group (4 persons )	750,000		0.9%

* Based upon 83,833,128 shares outstanding as of March 24, 2014.

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

(3) Based solely on a Schedule 13-D/A filed on August 2, 2011 as well as the Stock Purchase Agreement between Mark Nordlicht and the Company executed in April 2013.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

	December 31, 2013	December 31, 2012
	$508,697	$508,697
Discount, using initial implied rate of 12%	(12,828)	(68,638)
	$495,869	$440,059

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

The amortization of the discount on the due to related parties amounted to approximately $55,810 and $49,529 during the years ending December 31, 2013 and 2012, respectively.

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

One of our members of our Board of Directors, Neil Osrof is "independent" within the meaning of Nasdaq Marketplace Rule 4200. The other current member of the Board of Director, Dov Rauchwerger, is not “independent.” We have not established any committees, including an Audit Committee, a Compensation Committee, a Nominating Committee, or any committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole. Due to the size of the Board and the Company’s limited resources, our Board of Directors believes that the establishment of such committees of the Board is unnecessary and could be considered more form than substance.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES.

RBSM, LLP audited our financial statements for the years ended December 31, 2013 and 2012. The following table shows the fees paid or accrued by us for the audit and other services provided by our accounting firms for fiscal years 2013 and 2012.

	2013	2012

Audit Fees (1)	$40,000	$46,000
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$8,348	$16,703

Total	$48,348	$62,703

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

Signature	Title	Date

/s/ Dov Rauchwerger	Chief Executive Officer and	March 24, 2014
Dov Rauchwerger	Director

/s/ Matthew Katzeff	Chief Financial Officer	March 24, 2014
Matthew Katzeff

/s/ Neil Osrof	Director	March 24, 2014
Neil Osrof

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders, Optionable, Inc.

We have audited the accompanying balance sheet of Optionable, Inc. (the "Company") as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optionable, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations and uncertainty regarding pending legal matters raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters also are described in Note 1. The December 31, 2013 and 2012 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York

March 24, 2014

OPTIONABLE, INC.

BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS
Current Assets:
Cash and cash equivalents	$163,234	$247,684
Prepaid expenses	20,000	14,589
Total current assets	183,234	262,273

Total assets	$183,234	$262,273

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$248,938	$176,853
	248,938	176,853

Due to director, net of unamortized discount of $12,828 and $68,638 at December 31, 2013 and December 31, 2012, respectively	495,869	440,059
Total liabilities	744,807	616,912

Stockholders' Deficit:
Preferred Stock; $.0001 par value, 5,000,000 shares authorized, none issued and outstanding at December 31, 2013 and December 31, 2012	-	-
Common stock; $.0001 par value, 100,000,000 shares authorized, 87,928,203 shares issued and 52,423,403 shares outstanding at December 31, 2013 and December 31, 2012	8,792	5,242
Additional paid-in capital	163,533,686	162,819,884
Treasury stock at cost, 4,095,075 shares at December 31, 2013 and December 31, 2012	(47,552)	(47,552)
Accumulated deficit	(164,056,499)	(163,132,213)

Total stockholders’ deficit	(561,573)	(354,639)

Total liabilities and stockholders’ deficit	$183,234	$262,273

See Notes to Financial Statements.

OPTIONABLE, INC.

STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2013	2012

Operating expenses:
Selling, general and administrative	$869,148	$1,152,031

Total operating expenses	869,148	1,152,031

Operating loss	(869,148)	(1,152,031)

Other income (expense):
Interest income	672	2,855
Interest expense to related parties	(55,810)	(49,529)
	(55,138)	(46,674)

Loss before income tax benefit	(924,286)	(1,198,705)

Income tax benefit	-	-

Net loss	$(924,286)	$(1,198,705)

Basic loss per common share	$(0.01)	$(0.02)

Diluted loss per common share	$(0.01)	$(0.02)

Basic and Diluted weighted average common shares outstanding	78,298,134	48,333,128

See Notes to Financial Statements.

OPTIONABLE, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

From January 1, 2012 to December 31, 2013

				Treasury
	Common Stock		Additional	Stock,	Accumulated
	Shares		Paid-in Capital	at Cost	Deficit	Total

Balance at January 1, 2012	52,428,203	$5,242	$162,805,110	$(47,552)	$(161,933,508)	$829,292

Fair value of options	-	-	14,774	-	-	14,774
Repurchase of shares	-	-	-		-	-
Net loss	-	-	-	-	(1,198,705)	(1,198,705)
Ending balance, December 31, 2012	52,428,203	5,242	162,819,884	(47,552)	(163,132,213)	(354,639)

Fair value of options	-	-	7,353	-	-	7,353
Issuance of Common Stock, net of issuance costs	35,500,000	3,550	706,450	-	-	710,000
Net loss	-	-	-	-	(924,286)	(924,286)
Ending balance, December 31, 2013\	87,928,203	$8,792	$163,533,687	$(47,552)	$(164,056,499)	$(561,572)

See Notes to Financial Statements

OPTIONABLE, INC.

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(924,286)	$(1,198,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	55,810	49,529
Non cash expenses paid by shareholder	132,185	-
Share-based compensation expense	7,353	14,774
Changes in operating assets and liabilities:
Prepaid and other assets	(5,411)	25,411
Accounts payable and accrued expenses	72,085	66,393

Net cash used in operating activities	(662,264)	(1,042,598)

Net cash used in investing activities	-	-

Net cash used in financing activities	577,815	-

Net decrease in cash	(84,449)	(1,042,598)

Cash, beginning of period	247,684	1,290,282

Cash, end of period	$163,235	$247,684

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

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

The Company is a defendant to several legal proceedings, one from its largest shareholder, Chicago Mercantile Exchange/ New York Mercantile Exchange (“NYMEX”), and a second one from its former largest customer, Bank of Montreal (“BMO”) (which was settled in 2013). Also named in such lawsuits, among others, are: one of the Company’s current board members and former president, as well as the Company’s former chief executive officer and former chairman. Additionally, the Company’s former chief executive officer and former president are defendants in a claim made by the Securities and Exchange Commission.

Going Concern

Based on its cash and equivalents as of the date of this Annual Report on Form 10-K, the Company is unlikely to have sufficient funds to meet its obligations for the next twelve months if the Company is not able to secure new sources of capital or complete a strategic transaction.  Even if the Company raises additional capital or completes a strategic transaction, the combination of the anticipated legal costs to defend against current legal proceedings, the potential amounts the Company would have to pay if there are negative outcomes in one or more of such legal proceedings, the Company’s obligations under its indemnification obligations and additional legal and other ongoing expenses incurred by the Company could exceed the Company’s resources before the end of 2014. The legal proceedings also negatively impact the Company’s ability to raise additional capital or enter into strategic transactions with other companies.  The Company’s future depends on its ability to satisfactorily resolve the aforementioned issues and there is no assurance it will be able to do so. If the Company fails for any reason, it would not be able to continue as a going concern and could potentially be forced to seek relief through a bankruptcy or other dissolution proceeding. The Company's December 31, 2013 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2013 and 2012, with the exception of its due to director.  The Company deems that the carrying value of the due to director approximates the fair value as of December 31, 2013.

OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2- Summary of Significant Accounting Policies-Continued

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of December 31, 2013 and 2012, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options amounted to 2,883,000 and 2,283,000 at December 31, 2013 and 2012, respectively. There were no outstanding warrants at December 31, 2013 and 2012, respectively. The options and warrants outstanding at December 31, 2013 and 2012, respectively, have been excluded from the computation of diluted earnings per share due to their antidilutive effect.

OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

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

OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4-Due to Related Parties

The terms and amounts of due to related parties at December 31, 2013 and 2012, respectively, are as follows:

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

	December 31, 2013	December 31, 2012

	$508,697	$508,697
Discount, using initial implied rate of 12%	(12,828)	(68,638)
	$495,869	$440,059

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

The amortization of the discount on the due to related parties amounted to approximately $55,810 and $49,529 during 2013 and 2012, respectively.

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

OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

  Note 5- Stockholders' Equity-continued

During 2013 and 2012, the Company recorded share-based payment expenses amounting to approximately $7,353 and $14,774, respectively, in connection with all options outstanding at the respective measurement dates. The amortization of share-based payment was recorded in general and administrative expenses during 2013 and 2012.

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

No options granted during the year ended December 31, 2013.

The fair value of the options granted during the years ended December 31, 2012 are based on the Black Scholes Model using the following assumptions:

600,000 Options Issued On May 2, 2012

Exercise price:	$0.022

Market price at date of grant:	$0.022

Volatility:	123%

Expected dividend rate:	0%

Expected terms (years):	5

Risk-free interest rate:	0.82%

OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

 Note 5- Stockholders' Equity-continued

  A summary of the activity during 2013 and 2012 of the Company’s stock option plan is presented below:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2012	2,283,000	$0.15

Granted	600,000	$.022
Exercised	-	-
Expired or cancelled	-	-
Outstanding at December 31, 2012	2,883,000	$0.015	$.035

Granted	-	-
Exercised	-	-
Expired or cancelled	120,000	$0.22
Outstanding at December 31, 2013	2,763,000	$0.16	$.10

Exercisable and vested at December 31, 2013	2,763,000	$0.16	$.10

At December 31, 2013, there were no nonvested options not yet recognized, as such there was no compensation cost related to nonvested options not yet recognized.

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

On November 25, 2013, Optionable, Inc. (the “Company”) entered into a Settlement Agreement (the “Agreement”) with Bank of Montreal (“BMO”), Edward J. O’Connor (“O’Connor”), Mark A. Nordlicht (“Nordlicht”), and Scott Connor (together with the Company, O’Connor, and Nordlicht, the “Optionable Parties,” and the Optionable Parties together with BMO, the “Parties,” and each, a “Party”) which sets for the agreement for the final terms of settlement and dismissal of the lawsuit entitled Bank of Montreal v. Optionable, Inc., No. 09-CV-7557 (S.D.N.Y.) (the “Litigation”). Pursuant to the Agreement, the Optionable Parties agree to pay $200,000 to BMO in full settlement of the Litigation, and within 10 business days of the date of payment, the Parties shall file for an order dismissing the Litigation with prejudice with respect to the Optionable Parties.

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

Note 7-Income Taxes

The components of the benefit for income taxes are as follows

	2013	2012

Current:
Federal	$-	$-
State	-	-

Total current	-	-

Deferred:
Federal	-	-
State	-	-
	-	-

Total benefit (provision) for income taxes	$-	$-

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7-Income Taxes-continued

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	2013	2012
Federal statutory taxes	(35.0)%	(35.0)%
State income taxes, net of federal tax benefit	(7.1)	(5.7)
Permanent differences	2.2	2.3
Change in valuation allowance	39.9	38.4
Effect of net operating loss carryback/carryforward	-	-
	0.00%	0.00%

The tax effects of principal temporary differences between the carrying amount of assets and their tax bases are summarized below.

Management believes it is more likely than not that it will be able to offset certain deductions associated with these deferred tax assets to its prior or future years’ taxable income:

The components of the deferred tax assets are as follows:

	December 31, 2013	December 31, 2012

Net operating losses	$2,845,000	$2,404,000
Allowance for bad debt	-	-
Other	3,000	3,000
State income tax carryforward	10,000	10,000
Intangible assets, net of amortization	133,000	133,000
	2,991,000	2,550,000
Valuation Allowance	(2,991,000)	(2,550,000)
Tot Total deferred tax assets- current	$-	$-

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

OPTIONABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7-Income Taxes-continued

The Company has net operating losses of approximately $6,617,286 as of December 31, 2013 for both federal and state tax purposes that expire in 2033.

The valuation allowance of deferred tax assets increased by approximately $441,000 during 2013.

Note 8 – Subsequent Events

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date for disclosure or recognition purposes.

As of the date of this filing there were no subsequent events.