Form 10-Q
period 2014-03-31
Optionable Inc
filed 2014-05-12
CIK 1303433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2014

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

The number of outstanding shares of the registrant’s Common Stock as of May 12, 2014 is 83,833,128.

OPTIONABLE, INC.

OPTIONABLE, INC.

CONDENSED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$23,233	$163,234
Prepaid expenses	20,000	20,000
Total current assets	43,233	183,234

Total assets	$43,233	$183,234

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$202,379	$248,938
	202,379	248,938

Due to director, net of unamortized discount of $0 and $12,828 at March 31, 2014 and December 31, 2013, respectively	508,697	495,869
Total liabilities	711,075	744,807

Stockholders' Deficit:
Preferred Stock; $.0001 par value, 5,000,000 shares authorized, none issued and outstanding at March 31, 2014 and December 31, 2013	-	-
Common stock; $.0001 par value, 100,000,000 shares authorized, 87,928,203 shares issued and 83,833,128 shares outstanding at March 31, 2014 and December 31, 2013	8,792	8,792
Additional paid-in capital	163,535,039	163,533,686
Treasury stock at cost, 4,095,075 shares at March 31, 2014 and December 31, 2013	(47,552)	(47,552)
Accumulated deficit	(164,164,122)	(164,056,499)

Total stockholders’ deficit	(667,843)	(561,573)

Total liabilities and stockholders’ deficit	$43,233	$183,234

See Notes to Unaudited Condensed Financial Statements.

OPTIONABLE, INC.

 CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the quarters ended March 31,
	2014	2013

Operating expenses:
Selling, general and administrative	$94,823	$196,575

Total operating expenses	94,823	196,575

Operating loss	(94,823)	(196,575)

Other income (expense):
Interest income (expense)	28	(67)
Interest expense to related parties	(12,828)	(13,334)
	(12,800)	(13,401)

Loss before income tax benefit	(107,623)	(209,976)

Income tax benefit	-	-

Net loss	$(107,623)	$(209,976)

Basic loss per common share	$(0.00)	$(0.00)

Diluted loss per common share	$(0.00)	$(0.00)

Basic and Diluted weighted average common shares outstanding	83,833,128	48,333,128

See Notes to Unaudited Condensed Financial Statements.

OPTIONABLE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the quarters ended March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(107,623)	$(209,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	12,828	13,334
Share-based compensation expense	1,353	2,579
Changes in operating assets and liabilities:
Prepaid and other assets	-	4,589
Accounts payable and accrued expenses	(46,560)	1,358

Net cash used in operating activities	(140,001)	(188,116)

Net cash used in investing activities	-	-

Net cash used in financing activities		-

Net increase decrease in cash	(140,001)	(188,116)

Cash, beginning of period	163,234	247,684

Cash, end of period	$23,233	$59,568

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

See Notes to Unaudited Condensed Financial Statements.

OPTIONABLE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The Company is a defendant to one legal proceeding, from its largest shareholder, Chicago Mercantile Exchange/ New York Mercantile Exchange.

Going Concern

The Company is unable to determine whether it will have sufficient funds to meet its obligations for at least the next twelve months. The combination of its anticipated legal costs to defend against current legal proceedings, the potential amounts the Company would have to pay if there are negative outcomes in one or more of such legal proceedings, the Company’s obligations under its indemnification obligations and additional legal expenses incurred by the Company could exceed the Company’s resources. The legal proceedings also negatively impact the Company’s ability to enter into strategic transactions with other companies. The Company’s future depends on its ability to satisfactorily resolve the aforementioned legal issues and there is no assurance it will be able to do so. If the Company fails for any reason, it would not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the US Bankruptcy Code. The Company's March 31, 2014 unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

OPTIONABLE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2014 is not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014. The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed on March 25, 2014.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of March 31, 2014 and December 31, 2013, with the exception of its due to director.  The Company deems that the carrying value of the due to director approximates the fair value as of March 31, 2014 and December 31, 2013.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of March 31, 2014 and December 31, 2013, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

OPTIONABLE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options amounted to 2,883,000 shares at March 31, 2014 and 2013. The outstanding warrants amounted to 0 at March 31, 2014 and 2013. The options and warrants outstanding at March 31, 2014 and 2013, respectively, have been excluded from the computation of diluted earnings per share due to their antidilutive effect.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 4-Due to Related Parties and Related Party Transaction

The terms and amounts of due to related parties at March 31, 2014 and December 31, 2013, respectively, are as follows:

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

	March 31, 2014	December 31, 2013
	$508,697	$508,697
Discount, using initial implied rate of 12%	0	(12,828)
	$508,697	$495,869

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

The amortization of the discount on the due to related parties amounted to approximately $12,828 and $13,334 during the three-month periods ending March 31, 2014 and 2013, respectively.

On April 10, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Mark Nordlicht, a current stockholder of the Company (the “Subscriber”), pursuant to which the Company sold to the Subscriber an aggregate of 35,500,000 shares of the Company’s common stock, par value $.001 (the “Securities”), at a purchase price of $0.02 per share (the “Purchase Price”), for a total offering amount, before Offering related expenses, of $710,000 (the “Offering”). The Offering closed immediately following the execution and delivery of the Purchase Agreement by the Company and the Subscriber. After giving effect to the Offering, there are 83,833,128 shares of Common Stock outstanding and options to purchase an aggregate of 2,883,000 shares of Common Stock outstanding.

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

OPTIONABLE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

During the three- month periods ended March 31, 2014 and 2013, respectively, the Company recorded share-based payment expenses amounting to approximately $1,353 in 2014, and $2,579 in 2013, respectively, in connection with all options outstanding at the respective measurement dates. The amortization of share-based payment was recorded in selling, general and administrative during such periods.

The Company granted 600,000 options in May 2012, as follows: 200,000 options were granted to each of former CEO Brad O'Sullivan and CFO Matthew Katzeff and 100,000 options were granted to each of former Director Andrew Samaan and former Director and former President Edward O’Connor. There were no options granted during the three month period ended March 31, 2014.

OPTIONABLE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following activity occurred under our plan:

	Three-month periods ended March 31,
	2014	2013

Weighted-average grant-date fair value of options granted	$0.15	$0.15
Fair value of options granted	$448,760	$442,880

The total compensation cost related to nonvested options not yet recognized amounted to approximately $496 and $6,621 at March 31, 2014 and 2013, respectively, and the Company expects that it will be recognized over the following weighted-average period of 12 months.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The Company is a defendant in one significant legal proceeding, brought by its largest stockholder, Chicago Mercantile Exchange/ New York Mercantile Exchange (“NYMEX”).

On November 25, 2013, Optionable, Inc. entered into a Settlement Agreement with Bank of Montreal, which has resulted in dismissal with prejudice of the lawsuit entitled Bank of Montreal v. Optionable, Inc., No. 09-CV-7557 (S.D.N.Y.).

The Company has exhausted its insurance policy for the current litigation matters described in Note 6 to the Financial Statements. As a result of this and the fact that the Company has not generated any revenues since the third quarter of 2007, the Company's cash reserves, liquidity and capital resources likely will continue to decrease in the coming reporting cycles. Going forward litigation expenses will no longer be covered by insurance.

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

OPTIONABLE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the quarters ended March 31,
	2014	2013	$ Change	% Change

Operating expenses:
Selling, general and administrative	$94,823	$196,575	(101,752)	-52%

Total operating expenses	94,823	196,575	(101,752)	-52%

Operating loss	(94,823)	(196,575)	101,752	-52%

Other income (expense):
Interest income (expense)	28	(67)	95	-142%
Interest expense to related parties	(12,828)	(13,334)	506	-4%
	(12,800)	(13,401)

Loss before income tax benefit	(107,623)	(209,976)	102,353	-49%

Income tax benefit	-	-

Net loss	$(107,623)	$(209,976)

General and administrative expenses

General and administrative expenses consists primarily of legal fees, incurred in connection with the Company’s attention to matters described in Note 6 to the Financial Statements and other matters, expenses incurred in connection with the handling of certain matters which occur during the course of our operations and compensation of personnel supporting our operations.  Legal fees incurred during the three-month periods ended March 31, 2014 and 2013 amounted to $65,349 and $83,072, respectively.

The decrease of $101,752 in general and administrative expenses during the three-month period ended March 31, 2014, in comparison to the comparable period in 2013 is due to decreases in expenses associated with accounting services, insurance, telecommunications, investor relations and other third party services, as well as the effect of Management’s implementation of a general cost reduction policy, as well as a significant reduction in spending on legal fees due to the settlement of certain legal matters in 2013, the realization of the Company’s end of its obligation to continue to either indemnify or advance payments to certain indemnities (partially offset by an increase in legal fees resulting from the Company’s negotiation and entering into a Securities Purchase Agreement with one of the current shareholders of the Company), as well as an overall process implemented by Management to manage overall legal and other expense spending in the most effective and efficient manner possible.

As a result of the matters discussed above, we believe that our legal fees for 2014 will continue to constitute a large share of our general and administrative expenses.

Interest income (expense)

Interest income consists primarily of interest earned on interest-bearing cash and cash equivalents, net of interest expense resulting from company credit card activity. The decrease in interest income during the three-month period ended March 31, 2014, in comparison to the comparable period in 2013, is primarily due to lower cash balances held by the Company in interest bearing accounts however this was offset by credit card interest expense incurred during the comparable period in 2013.

Interest expense to related parties

Interest expense to related parties consists of interest charges associated with amounts due to related parties. As of March 31, 2014, the only remaining related party note payable is due to Edward O’Connor, a former Director and former President.  The decrease in interest expense to related parties during the three- month period ended March 31, 2014, in comparison to the comparable period in 2013, is due to the amortization of the discount.  See Note 4 to Financial Statements.

Income tax

Income tax benefit/expense consists of federal and state current and deferred income tax or benefit based on our net income.  There was no income tax benefit/expense during the three -month period ended March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance as of March 31, 2014 amounts to $23,233.

During the three-month period ended March 31, 2014, we used cash for operating activities of $140,001, resulting from the net loss incurred by the Company of $107,623, adjusted for:

●	amortization of debt discount of $12,828;

●	share-based compensation expense of $1,353;

●	a decrease in prepaid assets of $0; and

●	A decrease in accounts payable and accrued expenses of $46,560.

In addition, during the three-month period ended March 31, 2014, we had an increase in net cash resulting from financing activities amounting to $0.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Principal Executive and Principal Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our Principal Executive and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II: OTHER INFORMATION

ITEM 1. Legal Proceedings

Except as described in Note 6 to the financial statements, during the three~~-~~month period ended March 31, 2014, there were no material developments to the Company’s legal proceedings described in Note 6 to Financial Statements.  Reference is made to the Company’s Annual Report on Form 10-K for the period ended December 31, 2013 for the most recent disclosure by the Company of its legal proceedings.

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

May 12, 2014
Optionable, Inc.

	By:	/s/ Dov Rauchwerger

Dov Rauchwerger Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Matthew Katzeff

Matthew Katzeff Chief Financial Officer (Principal Financial Officer)