Form 10-Q
period 2014-09-30
Optionable Inc
filed 2014-11-13
CIK 1303433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2014

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

The number of outstanding shares of the registrant’s Common Stock as of November 13, 2014 is 73,074,242.

OPTIONABLE, INC.

OPTIONABLE, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,782	$163,234
Prepaid expenses	-	20,000
Total current assets	2,782	183,234

Total assets	$2,782	$183,234

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$217,580	$248,938
	217,580	248,938

Due to director, net of unamortized discount of $0 and $12,828 at September 30, 2014 and December 31, 2013, respectively	508,697	495,869
Total liabilities	726,277	744,807

Stockholders' Deficit:
Preferred Stock; $.0001 par value, 5,000,000 shares authorized, none issued and outstanding at September 30, 2014 and December 31, 2013	-	-
Common stock; $.0001 par value, 100,000,000 shares authorized, 87,928,203 shares issued and 73,074,242 and 83,833,128 shares outstanding at September 30, 2014 and December 31, 2013 respectively	8,792	8,792
Additional paid-in capital	163,608,174	163,533,686
Treasury stock at cost, 14,853,691 and 4,095,075 shares at September 30, 2014 and December 31, 2013 respectively	(47,552)	(47,552)
Accumulated deficit	(164,322,909)	(164,056,499)
Stock Subscription	30,000	-

Total stockholders’ deficit	(723,495)	(561,573)

Total liabilities and stockholders’ deficit	$2,782	$183,234

See Notes to Unaudited Condensed Financial Statements.

OPTIONABLE, INC.

 CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Operating expenses:
Selling, general and administrative	$71,935	$171,723	$253,613	$577,102

Total operating expenses	71,935	171,723	253,613	577,102

Operating loss	(71,935)	(171,723)	(253,613)	(577,102)

Other income (expense):
Interest income (expense)	0	278	30	470
Interest expense to related parties	-	(14,155)	(12,828)	(41,227)
	0	(13,877)	(12,798)	(40,757)

Loss before income tax benefit	(71,934)	(185,600)	(266,411)	(617,859)

Income tax benefit	-	-	-	-

Net loss	$(71,934)	$(185,600)	$(266,411)	$(617,859)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and Diluted weighted average common
shares outstanding	73,074,242	83,833,128	79,222,177	83,833,128

See Notes to Unaudited Condensed Financial Statements.

OPTIONABLE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended
	September 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(266,411)	$(617,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	12,828	41,227
Share-based compensation expense	74,489	5,970
Changes in operating assets and liabilities:
Prepaid and other assets	20,000	14,589
Accounts payable and accrued expenses	(31,358)	60,512

Net cash used in operating activities	(190,452)	(495,561)

Net cash used in investing activities	-	-

Stock Issued for Cash	-	710,000
Stock Subscription	30,000	-
Net cash provided by financing activities	30,000	710,000

Net (decrease) increase in cash	(160,452)	214,439

Cash, beginning of period	163,234	247,684

Cash, end of period	$2,782	$462,123

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

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

Going Concern

The Company is unable to determine whether it will have sufficient funds to meet its obligations for at least the next twelve months. The Company’s management is seeking out possible business transactions and new relationships in areas unrelated to brokerage services. The Company’s future depends on its ability to execute such business transactions and new relationships and there is no assurance it will be able to do so. If the Company fails for any reason, it may not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the US Bankruptcy Code. The Company's September 30, 2014 unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

OPTIONABLE, INC.

NOTES TO CONDESNED FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the SEC on March 24, 2014.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2014 and December 31, 2013, with the exception of its due to director.  The Company deems that the carrying value of the due to director approximates the fair value as of September 30, 2014 and December 31, 2013.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of September 30, 2014 and December 31, 2013, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

OPTIONABLE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the treasury stock method). The outstanding options amounted to 4,733,000 and 2,883,000 shares at September 30, 2014 and 2013. The outstanding warrants amounted to 0 at September 30, 2014 and 2013. The options and warrants outstanding at September 30, 2014 and 2013, respectively, have been excluded from the computation of diluted earnings per share due to their antidilutive effect.

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

OPTIONABLE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 3-Due to Related Parties and Related Party Transaction

The terms and amounts of due to related parties at September 30, 2014 and December 31, 2013, respectively, are as follows:

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

	September 30, 2014	December 31, 2013
	$508,697	$508.697
Discount, using initial implied rate of 12%	-	(12,828)
	$508,697	$495,869

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

The amortization of the discount on the due to related parties amounted to approximately $0 and $14,155 during the three-month periods ended September 30, 2014 and 2013, respectively and $12,828 and $41,227 during the nine-month periods ended September 30, 2014 and 2013, respectively.

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

Note 4- Stockholders’ Equity

On May 22, 2014, Optionable, Inc. (the “Company”) entered into a Settlement Agreement (the “Agreement”) with Mark Nordlicht (“Nordlicht”) and CME Group, Inc. (“CME”) (Nordlicht, together with the Company, the “Optionable Parties,” and the Optionable Parties together with CME, the “Parties,” and each, a “Party”) which sets for the agreement for the final terms of settlement and dismissal of the lawsuit entitled CMEG NYMEX Holdings, Inc. v. Optionable, Inc. et al., No. 09-CV-3677 (S.D.N.Y.) (the “Litigation”). Pursuant to the Agreement, Nordlicht agrees to make a settlement payment to CME on or before June 3, 2014, and CME agrees to return to the Company 10,758,886 shares of common stock issued by the Company to it in 2007 (described in Note 5- Litigation and Contingencies). The Company accounted the return of 10,758,886 shares as treasury stock.

On July 21, 2014, in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, the Company executed an agreement to sell 1,000,000 shares of its restricted common stock to an insider at a purchase price of $0.03 per share for a total aggregate purchase price of $30,000. In addition, on September 4, 2014, in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, the Company executed an agreement to sell 11,000,000 shares of its restricted common stock to an insider at a purchase price of $0.02 per share for a total aggregate purchase price of $220,000. As of September 30, 2014, $30,000 had been funded and the shares will be transferred upon the completion of the entire agreed upon fundings. The receipt of $30,000 was accounted as stock subscription in the accompanying balance sheet as of September 30, 2014.

As of September 30, 2014 and December 31, 2013, there were 14,853,961 and 4,095,075 shares of treasury stock, respectively.

As of September 30, 2014 and December 31, 2013, there were 87,928,203 shares issued and 73,074,242 and 83,833,128 shares of common stock issued and outstanding, respectively.

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

OPTIONABLE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

During the three-month periods ended September 30, 2014 and 2013, the Company recorded share-based payment expenses amounting to approximately $72,639 in 2014, and $1,557 in 2013, respectively, and $74,489 and $5,970 for the nine-month periods ended September 30, 2014 and 2013, respectively in connection with all options outstanding at the respective measurement dates. The amortization of share-based payment was recorded in selling, general and administrative during such periods.

During the nine-month period ended September 30, 2014, the Company granted 1,850,000 options in September 2014, as follows: 750,000 options were granted to each of CEO Dov Rauchwerger and CFO Matthew Katzeff and 350,000 options were granted to former Director Neil Osrof.

OPTIONABLE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following activity occurred under our plan:

	Nine-month periods ended September 30,
	2014	2013

Weighted-average price per share of options granted	$0.12	$0.022
Fair value of options granted	$504,260	$11.001

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

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of September 30, 2014.

Note 6 – Subsequent Events

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date for disclosure or recognition purposes. On July 21, 2014, in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, the Company executed an agreement to sell 1,000,000 shares of its restricted common stock to an insider at a purchase price of $0.03 per share for a total aggregate purchase price of $30,000. In addition, on September 4, 2014, in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, the Company executed an agreement to sell 11,000,000 shares of its restricted common stock to an insider at a purchase price of $0.02 per share for a total aggregate purchase price of $220,000. In addition to the $30,000 that was funded during the three months ended September 30, 2014, $12,000 was funded on October 10, 2014, $10,000 was funded on October 21, 2014, and $10,000 was funded on October 23, 2014. The shares will be transferred upon the completion of the entire agreed upon fundings.

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

The Company was a defendant in one significant legal proceeding, brought by its largest stockholder, Chicago Mercantile Exchange/ New York Mercantile Exchange which was settled on May 22, 2014. On November 25, 2013, Optionable, Inc. entered into a Settlement Agreement with Bank of Montreal, which has resulted in dismissal with prejudice of the lawsuit entitled Bank of Montreal v. Optionable, Inc., No. 09-CV-7557 (S.D.N.Y.).

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

OPTIONABLE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended				For the nine months ended
	September 30,				September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change

Operating expenses:
Selling, general and administrative	$71,935	$171,723	$(99,788)	-58%	$253,613	$577,102	$(323,489)	-56%

Total operating expenses	71,935	171,723	$(99,788)	-58%	253,613	577,102	$(323,489)	-56%

Operating loss	(71,935)	(171,723)	$99,788	-58%	(253,613)	(577,102)	$323,489	-56%

Other income (expense):
Interest income (expense)	0	278	$(278)	-100%	30	470	$(440)	-94%
Interest expense to related parties	-	(14,155)	$14,155	-100%	(12,828)	(41,227)	$28,399	-69%
	0	(13,877)			(12,798)	(40,757)

Loss before income tax benefit	(71,934)	(185,600)	$113,666	-61%	(266,411)	(617,859)	$351,448	-57%

Income tax benefit	-	-			-	-

Net loss	$(71,934)	$(185,600)	$113,666	-61%	$(266,411)	$(617,859)	$351,448	-57%

Basic loss per common share	$(0.00)	$(0.00)			$(0.00)	$(0.01)

Diluted loss per common share	$(0.00)	$(0.00)			$(0.00)	$(0.01)

Basic and Diluted weighted average common shares outstanding	73,074,242	83,833,128			79,222,177	83,833,128

General and administrative expenses

General and administrative expenses consists primarily of legal fees, incurred in connection with the Company’s attention to matters described in Note 5 to the Financial Statements and other matters, expenses incurred in connection with the handling of certain matters which occur during the course of our operations and compensation of personnel supporting our operations.  Legal fees incurred during the three- and nine-month periods ended September 30, 2014 and 2013 amounted to -$21,796 (due to the Company’s receiving forgiveness for of certain legal fees payable) and $145,672, and $92,331 and $318,992, respectively.

The decrease of $185,554 and $424,527, respectively, in general and administrative expenses during the three- and nine-month periods ended September 30, 2014, in comparison to the comparable periods in 2013 is due to decreases in expenses associated with accounting services, insurance, telecommunications, investor relations and other third party services, as well as the effect of Management’s implementation of a general cost reduction policy, as well as a significant reduction in spending on legal fees due to the settlement of certain legal matters in 2013 as well as the first half of 2014, particularly as a result of the resolution of all of Optionable’s litigation matters, as well as an overall process implemented by Management to manage overall legal and other expense spending in the most effective and efficient manner possible.

Interest income

Interest income consists primarily of interest earned on interest-bearing cash and cash equivalents, net of interest expense resulting from company credit card activity. The decrease in interest income during the three- and nine-month periods ended September 30, 2014, in comparison to the comparable period in 2013, is primarily due to lower cash balances held by the Company in interest bearing accounts, however this was offset by credit card interest expense incurred during the comparable period in 2013.

Interest expense to related parties

Interest expense to related parties consists of interest charges associated with amounts due to related parties. As of September 30, 2014, the only remaining related party note payable is due to Edward O’Connor, a former Director and former President.  The decrease in interest expense to related parties during the three and nine month periods ended September 30, 2014, in comparison to the comparable periods in 2013, is due to the amortization of the debt discount which fully amortized during the first quarter 2014.  See Note 3 to Financial Statements.

Income tax

Income tax benefit/expense consists of federal and state current and deferred income tax or benefit based on our net income.  There was no income tax benefit/expense during the three and nine month periods ended September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance as of September 30, 2014 amounts to approximately $2,782.

During the nine-month period ended September 30, 2014, we used cash for operating activities of approximately $190,452, resulting from the net loss incurred by the Company of approximately $266,411, adjusted for:

●	amortization of debt discount of approximately $12,828;

●	share-based compensation expense of approximately $74,489;

●	a decrease in prepaid assets of approximately $20,000; and

●	A decrease in accounts payable and accrued expenses of approximately $31,358.

In addition, during the nine-month period ended September 30, 2014, we had an increase in net cash provided by financing activities of $30,000 cash proceeds from issuance of stock subscription as compared to an increase in net cash provided by financing activities of $710,000 cash proceeds from issuance of common stock during the nine-month period ended September 30, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Principal Executive and Principal Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our Principal Executive and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. Legal Proceedings

Except as described in Note 5 to the financial statements, during the three and nine month periods ended September 30, 2014, there were no material developments to the Company’s legal proceedings described in Note 5 to Financial Statements.  Reference is made to the Company’s Annual Report on Form 10-K for the period ended December 31, 2013 for the most recent disclosure by the Company of its legal proceedings, which have since been settled and dismissed.

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

10.63 10.64

Securities Purchase Agreement (incorporated by reference to the registrant’s Current Report on Form 8-K, dated as of April 10, 2013).

Settlement Agreement with NYMEX, dated May 22, 2014 (incorporated by reference to the registrant’s Current Report on Form 8-K, dated as of May 22, 2014).

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

November 13, 2014
Optionable, Inc.

	By:	/s/ Dov Rauchwerger

Dov Rauchwerger Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Matthew Katzeff

Matthew Katzeff Chief Financial Officer (Principal Financial Officer)