Form 10-K
period 2014-12-31
Optionable Inc
filed 2015-05-15
CIK 1303433

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 000-51837

OPTIONABLE, INC.

(Exact name of registrant as Specified in its charter)

Delaware	52-2219407
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of registrant’s common stock outstanding, as of May 15, 2015 was 73,074,242.

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

The Company has not generated any revenues since the third quarter of 2007 as a result of the termination of the business relationship with its largest customer in 2007 together with the combined succession of events since then. The litigation matters listed below and discussed in Item 3 of Part I of this Report, "Legal Proceedings," have all been resolved, settled and dismissed, however they have historically had a significantly adverse impact on its business and financial condition, though all such matters have since been settled and dismissed.

The Company’s management is exploring and seeking possible business transactions and new business relationships in areas unrelated to brokerage services.  In addition, the Company’s management is exploring and seeking possible sources of additional capital to fund the Company’s ongoing expenses.  There can be no assurance that the Company will be successful in securing new sources of capital or business transactions or relationships in areas unrelated to brokerage services.

The Company was a defendant in two significant legal proceedings, one brought by its largest stockholder, Chicago Mercantile Exchange/ New York Mercantile Exchange (“NYMEX”) which was settled on May 22, 2014, and another brought by its former largest customer, Bank of Montreal (“BMO”), which was settled during 2013.  As such, as of the date of this Annual Report on Form 10-K, the Company is no longer involved in any legal proceedings.

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

The Company has not had operations or revenue sources since the termination of the development of its OPEX technology in 2008.  Our attempts to restore business and generate revenues have historically been hindered by previous litigation brought against the Company, which has since been settled and dismissed. Our initial discussions with potential business partners had not progressed beyond an indication of interest in our cash due to previously pending litigation against the Company and previously pending litigation against some of the Company’s former officers and directors. While Management is hopeful that the Company will now be able to proceed with such a transaction given that all litigation against the Company has now been settled and dismissed, there can be no assurance that we will be able to generate interest that would materialize into an agreement upon terms that are satisfactory to our board of directors.  We are also in discussions with a potential source of new funds for the Company, but there can be no assurance that we will be able to secure additional funding in a timely manner.

Although the Company has had no revenues, we continue to incur expenses.

We have not generated revenues since the third quarter 2007. However, we continue to incur expenses, including salaries, auditing and legal expenses necessary to maintain our reporting status.  In 2014, we incurred expenses of $114,331 in legal fees and advances paid to certain former officers and directors for their respective legal defenses and expenses associated with intellectual property, which collectively were largely attributed to the litigation matters which have since been settled and dismissed.

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

The Directors and Officers Liability insurance policy under which we have been reimbursed in connection with lawsuits that have since been settled and dismissed has been exhausted.

We paid $114,331 from our cash reserves in 2014 for legal fees because the insurance policy covering the currently pending litigations against the Company, its former officers and directors was exhausted in early 2010. The Company purchased additional Directors and Officers Liability insurance in 2013 and 2014, but this new insurance policy does not cover the previous litigation matters as described herein, which has since been settled and dismissed, or any potential future litigation arising out of alleged actions or causes of actions dating before 2010 (of which, as of the date of this Annual Report on Form 10-K, there is none known to Management). The Company will have to pay, without insurance reimbursement, legal fees if any new litigation against it arises with respect to any alleged cause of action dating before 2010 (of which, as of the date of this Annual Report on Form 10-K, there is none known to Management).

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

ITEM 1B.         UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.           PROPERTIES.

Our headquarters are located in Far Rockaway, New York and the Company does not pay rent for such space, nor is it obligated to do so.

We believe our space is adequate for our current and foreseeable future needs.

ITEM 3.           LEGAL PROCEEDINGS.

CMEG NYMEX Inc. v. Optionable, Inc. et. al., Civ. No. 09-03677 (S.D.N.Y.)

NYMEX filed the operative complaint in this litigation on April 10, 2009.  The complaint alleged, among other things, that Optionable, certain of its former officers and director, and other defendants defrauded NYMEX in connection with NYMEX’s purchase of $28.9 million of shares of Optionable common stock pursuant to a Stock and Warrant Purchase Agreement (“SWPA”).  On May 22, 2014, the Company entered into a Settlement Agreement (the “Agreement”) with Mark Nordlicht (“Nordlicht”) and CME Group, Inc. (“CME”) (Nordlicht, together with the Company, the “Optionable Parties,” and the Optionable Parties together with CME, the “Parties,” and each, a “Party”) which sets for the agreement for the final terms of settlement and dismissal of the lawsuit entitled CMEG NYMEX Holdings, Inc. v. Optionable, Inc. et al., No. 09-CV-3677 (S.D.N.Y.) (the “Litigation”). Pursuant to the Agreement, Nordlicht agrees to make a settlement payment to CME on or before June 3, 2014, and CME agrees to return to the Company 10,758,886 shares of common stock issued by the Company to it in 2007. The Agreement calls for full mutual releases and on the date of payment by Nordlicht to CME, the Parties shall file for an order dismissing the Litigation with prejudice. The sums were paid on June 3, 2014, and full releases delivered.

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

There was no outstanding litigation as of December 31, 2014.

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

	Fiscal 2014		Fiscal 2013
Quarter Ended	High	Low	High	Low
March 31	$0.05	$0.03	$0.02	$0.01
June 30	$0.05	$0.03	$0.03	$0.02
September 30	$0.04	$0.03	$0.05	$0.02
December 31	$0.04	$0.01	$0.06	$0.04

At May 15, 2015, the closing price for our common stock was $0.01.

At May 15, 2015, there were 73,074,242 shares of our common stock outstanding.  There were approximately 21 stockholders of record at May 15, 2015.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

EQUITY COMPENSATION PLAN INFORMATION

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance at December 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,613,000	$0.10	2,887,000

Equity compensation plans not approved by security holders	-0-	N/A	-0-

Total	4,613,000	$0.10	2,887,000

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

The Company granted 600,000 options in May 2012, as follows: 200,000 options were granted to each of CEO Brad O'Sullivan, and CFO Matthew Katzeff; and 100,000 options were granted to each of, Director Andrew Samaan, Director and former President Edward O’Connor.  There we no options granted during the twelve-month period ended December 31, 2013.

The Company granted 1,850,000 options in September 2014, as follows: 750,000 options were granted to each of CEO Dov Rauchwerger, and CFO Matthew Katzeff; and 350,000 options were granted to the then Director Neil Osrof.

On April 10, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Mark Nordlicht, a current stockholder of the Company (the “Subscriber”), pursuant to which the Company sold to the Subscriber an aggregate of 35,500,000 shares of the Company’s common stock, par value $.001 (the “Securities”), at a purchase price of $0.02 per share (the “Purchase Price”), for a total offering amount, before Offering related expenses, of $710,000 (the “Offering”). The Offering closed immediately following the execution and delivery of the Purchase Agreement by the Company and the Subscriber. After giving effect to the Offering, there were 83,833,128 shares of Common Stock outstanding and options to purchase an aggregate of 2,983,000 shares of Common Stock outstanding.

On May 22, 2014, the Company entered into a Settlement Agreement (the “Agreement”) with Mark Nordlicht (“Nordlicht”) and CME Group, Inc. (“CME”) (Nordlicht, together with the Company, the “Optionable Parties,” and the Optionable Parties together with CME, the “Parties,” and each, a “Party”) which sets for the agreement for the final terms of settlement and dismissal of the lawsuit entitled CMEG NYMEX Holdings, Inc. v. Optionable, Inc. et al., No. 09-CV-3677 (S.D.N.Y.) (the “Litigation”). Pursuant to the Agreement, Nordlicht agrees to make a settlement payment to CME on or before June 3, 2014, and CME agrees to return to the Company 10,758,886 shares of common stock issued by the Company to it in 2007. The Company accounted the return of 10,758,886 shares as treasury stock. After giving effect to the Settlement Agreement, there are 73,074,242 shares of Common Stock outstanding and options to purchase an aggregate of 4,613,000 shares of Common Stock outstanding.

On July 21, 2014, in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, the Company executed an agreement to sell 1,000,000 shares of its restricted common stock to an insider at a purchase price of $0.03 per share for a total aggregate purchase price of $30,000. In addition, on September 4, 2014, in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, the Company executed an agreement to sell 11,000,000 shares of its restricted common stock to an insider at a purchase price of $0.02 per share for a total aggregate purchase price of $220,000. As of September 30, 2014, $69,000 had been funded and the shares will be transferred upon the completion of the entire agreed upon fundings. The receipt of $69,000 was accounted as stock subscription in the accompanying balance sheet as of December 31, 2014.

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

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2014 COMPARED TO YEAR ENDED DECEMBER 31, 2013

OPTIONABLE, INC.

Results of Operations

	For the years ended
	December 31,
	2014	2013	$ Change	% Change

Operating expenses:
Selling, general and administrative	$292,358	$869,148	(576,790)	-66%

Total operating expenses	292,358	869,148	(576,790)	-66%

Operating loss	(292,358)	(869,148)	576,790	-66%

Other income (expense):
Interest income	30	672	(642)	-96%
Interest expense to related parties	(12,828)	(55,810)	42,982	-77%
	(12,798)	(55,138)

Loss before income tax benefit	(305,156)	(924,286)	619,130	-67%

Income tax benefit	-	-

Net loss	$(305,156)	$(924,286)

General and administrative expenses

General and administrative expenses consist primarily of legal fees, incurred in connection with the Company’s attention to the legal proceedings described in Part 1, Item 3, which have since been settled and dismissed, expenses incurred in connection with the handling of certain matters which occur during the course of our operations and compensation of personnel supporting our operations.  Legal fees incurred during the twelve-month periods ending December 31, 2014 and 2013 amounted to $114,331 and $510,178, respectively.

The decrease of $576,790 in general and administrative expenses during the twelve-month period ended December 31, 2014, in comparison to the comparable period in 2013, is due to decreases in expenses associated with accounting services, insurance, telecommunications, investor relations and other third party services, as well as the effect of Management’s implementation of a general cost reduction policy, as well as a significant reduction in spending on legal fees due to the settlement of certain legal matters in 2013 and 2014, as well as an overall process implemented by Management to manage overall legal and other expense spending in the most effective and efficient manner possible.

On April 10, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Mark Nordlicht, a current stockholder of the Company (the “Subscriber”), pursuant to which the Company sold to the Subscriber an aggregate of 35,500,000 shares of the Company’s common stock, par value $.001 (the “Securities”), at a purchase price of $0.02 per share (the “Purchase Price”), for a total offering amount, before Offering related expenses, of $710,000 (the “Offering”). The Offering closed immediately following the execution and delivery of the Purchase Agreement by the Company and the Subscriber. After giving effect to the Offering, there were 83,833,128 shares of Common Stock outstanding and options to purchase an aggregate of 2,983,000 shares of Common Stock outstanding.

On May 22, 2014, the Company entered into a Settlement Agreement (the “Agreement”) with Mark Nordlicht (“Nordlicht”) and CME Group, Inc. (“CME”) (Nordlicht, together with the Company, the “Optionable Parties,” and the Optionable Parties together with CME, the “Parties,” and each, a “Party”) which sets for the agreement for the final terms of settlement and dismissal of the lawsuit entitled CMEG NYMEX Holdings, Inc. v. Optionable, Inc. et al., No. 09-CV-3677 (S.D.N.Y.) (the “Litigation”). Pursuant to the Agreement, Nordlicht agrees to make a settlement payment to CME on or before June 3, 2014, and CME agrees to return to the Company 10,758,886 shares of common stock issued by the Company to it in 2007. The Company accounted the return of 10,758,886 shares as treasury stock. After giving effect to the Settlement Agreement, there are 73,074,242 shares of Common Stock outstanding and options to purchase an aggregate of 4,613,000 shares of Common Stock outstanding.

On July 21, 2014, in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, the Company executed an agreement to sell 1,000,000 shares of its restricted common stock to an insider at a purchase price of $0.03 per share for a total aggregate purchase price of $30,000. In addition, on September 4, 2014, in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, the Company executed an agreement to sell 11,000,000 shares of its restricted common stock to an insider at a purchase price of $0.02 per share for a total aggregate purchase price of $220,000. As of September 30, 2014, $69,000 had been funded and the shares will be transferred upon the completion of the entire agreed upon funding’s. The receipt of $69,000 was accounted as stock subscription in the accompanying balance sheet as of December 31, 2014.

Research and development

We did not incur any research and development expenses in 2013 or 2014.

Interest income

Interest income consists primarily of interest earned on interest-bearing cash and cash equivalents. The decrease in interest income during 2014 when compared to 2013, is primarily due to the reduction of the Company’s cash and cash equivalents held in interest bearing-accounts.

Interest expense to related parties

Interest expense to related parties consists of interest charges associated with amounts due to related parties. As of December 31, 2014, the only remaining related party note payable is due to Edward O’Connor, a former Director and former President.  The decrease in interest expense to related parties during the twelve-month period ended December 31, 2014 in comparison to the comparable period in 2013 is due to the amortization of the discount.  See Note 4 to Financial Statements.

Income tax

Income tax benefit/expense consists of federal and state current and deferred income tax or benefit based on our net income in accordance with ASC 740 “Accounting for Income Tax”.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance as of December 31, 2014 amounts to $9,444.

During 2014, we used cash for operating activities of $222,791, resulting from the net loss incurred by the Company of  $305,156, adjusted for:

●	the amortization of debt discount of $12,828 and share-based compensation expense of $74,489;

●	A decrease in prepaid expenses of $20,000; and

●	A decrease in accounts payable and accrued expenses of $24,952.

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

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.           CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our Chief Executive Officer and our Principal Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2014, our internal controls over financial reporting is effective based on those criteria.

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

ITEM 9B.          OTHER INFORMATION.

None.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information about our executive officers and directors during the fiscal year ended December 31, 2014.  Ages are as of May 15, 2015.

Name	Age	Position	Date of Election Or Appointment as a Director

Dov Rauchwerger	37	Chief Executive Officer and Director	April 2013
Matthew Katzeff	45	Chief Financial Officer	July 2010
Neil Osrof	47	Director (resigned in August 2014)	April 2013

Dov Rauchwerger continues to serve as the Managing Partner of, NLE Group LLC , a full service consumer merchandise wholesaler, distributor and reseller. From 2007-2012, he was Managing Partner of Northern Lights Electronics LLC. Mr. Rauchwerger graduated magna cum laude with a Bachelor of Arts degree from Queens College in May 1998.

Matthew L. Katzeff was appointed by the Board of Directors to the position of Chief Financial Officer on July 27, 2010. Since beginning his investment banking career at The Blackstone Group, Mr. Katzeff has developed a successful 20+ year career predominantly focused upon Mergers & Acquisitions advisory, Private Equity sourcing and execution, Valuation and Real Estate, all across a wide array of industry sectors as well as corporate sizes and situations. Since his tenure at Blackstone, Mr. Katzeff was a member of the M&A teams at SBC Warburg Dillon Read (currently UBS), Credit Suisse First Boston and Peter J. Solomon Company. Mr. Katzeff then became a Vice President with North Atlantic Trading Company, focusing on the sourcing and execution of both stand-alone and “bolt-on” private equity investments, primarily within the consumer products sector. He was also responsible for the financing and refinancing of a number of the company’s investments and acquisitions, including the arrangement of senior debt facilities and high-yield offerings. Mr. Katzeff then became a Managing Director with J Giordano Securities Group, an investment banking boutique in which he focused upon the development, strategy and execution of debt and equity capital transactions as well as M&A across a number of industry sectors. Mr. Katzeff was then appointed the Head of M&A and Managing Director at Ashir Group, a boutique investment bank predominantly focused upon real estate and Chinese companies who wish to access the American capital markets or require other US investment banking services, such as M&A.

Currently Mr. Katzeff is the Director and Head of the New York office for GBQ Consulting, which provides objective and sophisticated valuation as well as financial and strategic advisory services to public and private companies, particularly fairness opinions and M&A. Mr. Katzeff’s experience at both bulge-bracket institutions as well as boutique investment firms have provided him with a unique and very well-rounded perspective enabling him to be truly value-added with respect to valuation, investment, and corporate strategy and development, while maintaining a very strong sense of creativity and objectivity.

Neil Osrof (resigned in August 2014), founded For Sons Properties LLC, a full service residential real estate development company, where he has worked since 2012. He worked for Osrof Enterprises, Inc. from 2005-2011 as a Vice President. He has been involved in the real estate business since 1984.

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

To our knowledge, based solely on review of these filings and written representations from certain of the reporting persons, we believe that during the fiscal year ended December 31, 2014, all of our officers, directors and significant stockholders have timely filed all required forms under Section 16(a) of the Exchange Act.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The following table summarizes all compensation (but excludes compensation for services on the Board of Directors) recorded by us in each of the last two completed fiscal years for our principal executive officer, our principal financial officer, our only two executive officers who were serving as such at December 31, 2014.  The value attributable to any option awards is computed in accordance with ASC 718.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in pension value and Non-Qualified Deferred Compensation	All Other Compensation ($)	Total ($)
Dov Rauchwerger	2014	0	0	0	22,500	0	0	0	22,500
Chief Executive Officer, and Director	2013	0	0	0	0	0	0	0	0

Matthew Katzeff,	2014	36,000	0	0	22,500	0	0	0	58,500
Chief Financial Officer, and Director	2013	33,935	0	0	3,667	0	0	0	37,602

Brad O’Sullivan	2013	9,018	0	3,667	0	0	0	0	12,685
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

OUTSTANDING EQUITY AWARDS AT 2013 FISCAL YEAR-END TABLE

The following table sets forth information with respect to grants of options to purchase our common stock to the named executive officers at December 31, 2014.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Brad O’Sulivan	500,000	-	0	$0.02	(1)(2)	-	-	-	-
	100,000	-	0	$0.02	(1)(2)	-	-	-	-
	80,000	-	120,000	$0.022	(1)(2)(3)	-	-	-	-

Matthew Katzeff	450,000	-	0	$0.02	(1)(2)	-	-	-	-
	100,000	-	0	$0.02	(1)(2)	-	-	-	-
	200,000	-	0	$0.022	(1)(2)	-	-	-	-
	750,000	-	0	$0.03	(1)(2)	-	-	-	-

Dov Rauchwerger	750,000	-	0	$0.03	(1)(2)	-	-	-	-

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

Director Compensation

The following table sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made for the fiscal year ended December 31, 2014.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)

Neil Osrof	8,000	-	-	-	-	-	8,000
Dov Rauchwerger	0	-	-	-	-	-	0

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

Neil Osrof was appointed to the Board of Directors in April 2013. He is paid an annual salary of $12,000. Mr Osrof resigned as a Director of the Company in August 2014.

All of our directors are reimbursed for their reasonable expenses for attending board and board committee meetings.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2014, the number of and percent of our common stock beneficially owned by:

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

A person is deemed to be the beneficial owner of securities if that person has the power to vote or dispose of such securities or if that person can acquire such securities within 60 days from May 15, 2015 upon the exercise of options, warrants, convertible securities or other rights. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of May 15, 2015 have been exercised and converted.

Title of Class	Name and address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Total*
Common Stock	Matthew Katzeff c/o Optionable, Inc., 635 Beach 19th Street, Far Rockaway, NY 11691	1,500,000	(1)	2.1%

Common Stock	Mark Nordlicht 152 West 57th Street, 4th Floor, New York, NY 10019	41,681,761	(2)	57.0%

Common Stock	Dov Rauchwerger c/o Optionable, Inc., 635 Beach 19th Street, Far Rockaway, NY 11691	750,000	(1)	1.0%

Common Stock	All Executive Officers and Directors as a Group (2 persons )	2,250,000		3.1%

* Based upon 73,074,242 shares outstanding as of May 15, 2015.

(1) Includes shares issuable pursuant to the exercise of stock options exercisable within 60 days.

(2) Based solely on a Schedule 13-D/A filed on August 2, 2011 as well as the Stock Purchase Agreement between Mark Nordlicht and the Company executed in April 2013.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The terms and amounts of due to related parties at December 31, 2014 and December 31, 2013, respectively, are as follows:

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

	December 31, 2014	December 31, 2013
	$508,697	$508,697
Discount, using initial implied rate of 12%	-	(12,828)
	$508,697	$495,869

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

The amortization of the discount on the due to related parties amounted to $12,828 and $55,810 during the years ending December 31, 2014 and 2013, respectively.

On April 10, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Mark Nordlicht, a current stockholder of the Company (the “Subscriber”), pursuant to which the Company sold to the Subscriber an aggregate of 35,500,000 shares of the Company’s common stock, par value $.001 (the “Securities”), at a purchase price of $0.02 per share (the “Purchase Price”), for a total offering amount, before Offering related expenses, of $710,000 (the “Offering”). The Offering closed immediately following the execution and delivery of the Purchase Agreement by the Company and the Subscriber. After giving effect to the Offering, there were 83,833,128 shares of Common Stock outstanding and options to purchase an aggregate of 2,983,000 shares of Common Stock outstanding.

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

On May 22, 2014, the Company entered into a Settlement Agreement (the “Agreement”) with Mark Nordlicht (“Nordlicht”) and CME Group, Inc. (“CME”) (Nordlicht, together with the Company, the “Optionable Parties,” and the Optionable Parties together with CME, the “Parties,” and each, a “Party”) which sets for the agreement for the final terms of settlement and dismissal of the lawsuit entitled CMEG NYMEX Holdings, Inc. v. Optionable, Inc. et al., No. 09-CV-3677 (S.D.N.Y.) (the “Litigation”). Pursuant to the Agreement, Nordlicht agrees to make a settlement payment to CME on or before June 3, 2014, and CME agrees to return to the Company 10,758,886 shares of common stock issued by the Company to it in 2007. The Company accounted the return of 10,758,886 shares as treasury stock. After giving effect to the Settlement Agreement, there are 73,074,242 shares of Common Stock outstanding and options to purchase an aggregate of 4,613,000 shares of Common Stock outstanding.

On July 21, 2014, in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, the Company executed an agreement to sell 1,000,000 shares of its restricted common stock to an insider at a purchase price of $0.03 per share for a total aggregate purchase price of $30,000. In addition, on September 4, 2014, in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, the Company executed an agreement to sell 11,000,000 shares of its restricted common stock to an insider at a purchase price of $0.02 per share for a total aggregate purchase price of $220,000. As of September 30, 2014, $69,000 had been funded and the shares will be transferred upon the completion of the entire agreed upon fundings. The receipt of $69,000 was accounted as stock subscription in the accompanying balance sheet as of December 31, 2014.

The current member of the Board of Director, Dov Rauchwerger, is not “independent.” We have not established any committees, including an Audit Committee, a Compensation Committee, a Nominating Committee, or any committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole. Due to the size of the Board and the Company’s limited resources, our Board of Directors believes that the establishment of such committees of the Board is unnecessary and could be considered more form than substance.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES.

RBSM, LLP audited our financial statements for the years ended December 31, 2014 and 2013. The following table shows the fees paid or accrued by us for the audit and other services provided by our accounting firms for fiscal years 2014 and 2013.

	2014	2013

Audit Fees (1)	$40,000	$40,000
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$8,348

Total	$40,000	$48,348

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

Signature	Title	Date

/s/ Dov Rauchwerger	Chief Executive Officer and	May 15, 2015
Dov Rauchwerger	Director

/s/ Matthew Katzeff	Chief Financial Officer	May 15, 2015
Matthew Katzeff

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders, Optionable, Inc.

We have audited the accompanying balance sheets of Optionable, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optionable, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters also are described in Note 1. The December 31, 2014 and 2013 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York

May 15, 2015

OPTIONABLE, INC.
BALANCE SHEETS

	December 31,	December 31,
	2014	2013

ASSETS

Current Assets:
Cash and cash equivalents	$9,444	$163,234
Prepaid expenses	-	20,000
Total current assets	9,444	183,234

Total assets	$9,444	$183,234

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$223,988	$248,938
	223,988	248,938

Due to director, net of unamortized discount of $0 and $12,828 at December 31, 2014 and December 31, 2013, respectively	508,697	495,869
Total liabilities	732,685	744,807

Stockholders' Deficit:
Preferred Stock; $.0001 par value, 5,000,000 shares authorized, none issued and outstanding at December 31, 2014 and December 31, 2013	-	-
Common stock; $.0001 par value, 100,000,000 shares authorized, 87,928,203 shares issued and 73,074,242 and 83,833,128 shares outstanding at December 31, 2014 and December 31, 2013, respectively	8,792	8,792
Additional paid-in capital	163,608,174	163,533,686
Treasury stock at cost, 14,853,691 and 4,095,075 shares at December 31, 2014 and December 31, 2013, respectively	(47,552)	(47,552)
Accumulated deficit	(164,361,655)	(164,056,499)
Stock Subscription	69,000	-

Total stockholders’ deficit	(723,241)	(561,573)

Total liabilities and stockholders’ deficit	$9,444	$183,234

See Notes to Financial Statements.

OPTIONABLE, INC.
STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2014	2013

Operating expenses:
Selling, general and administrative	$292,358	$869,148

Total operating expenses	292,358	869,148

Operating loss	(292,358)	(869,148)

Other income (expense):
Interest income	30	672
Interest expense to related parties	(12,828)	(55,810)
	(12,798)	(55,138)

Loss before income tax benefit	(305,156)	(924,286)

Income tax benefit	-	-

Net loss	$(305,156)	$(924,286)

Basic loss per common share	$(0.00)	$(0.01)

Diluted loss per common share	$(0.00)	$(0.01)

Basic and Diluted weighted average common shares outstanding	79,222,177	78,298,134

See Notes to Financial Statements.

OPTIONABLE, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
From January 1, 2013 to December 31, 2014

	Common Stock		Additional Paid-in	Stock	Treasury Stock,	Accumulated
	Shares	$	Capital	Subscription	at Cost	Deficit	Total

Balance at January 1, 2013	52,428,203	$5,242	$162,819,884	$-	$(47,552)	$(163,132,213)	$(354,639)

Fair value of options	-	-	7,353		-	-	7,353
Issuance of Common Stock, net of issuance costs	35,500,000	3,550	706,450			-	710,000
Net loss	-	-	-		-	(924,286)	(924,286)
Ending balance, December 31, 2013	87,928,203	8,792	163,533,687	-	(47,552)	(164,056,499)	(561,572)

Fair value of options	-	-	1,849		-	-	1,849
Expenses of Issuance stocks			72,638				72,638
Stock Subscription		-		69,000	-	-	69,000
Net loss	-	-	-		-	(305,156)	(305,156)
Ending balance, December 31, 2014	87,928,203	$8,792	$163,608,174	$69,000	$(47,552)	$(164,361,655)	$(723,241)

See Notes to Financial Statements.

OPTIONABLE, INC.
STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(305,156)	$(924,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	12,828	55,810
Non cash expenses paid by shareholder	-	132,185
Share-based compensation expense	74,489	7,353
Changes in operating assets and liabilities:
Prepaid and other assets	20,000	(5,411)
Accounts payable and accrued expenses	(24,951)	72,085

Net cash used in operating activities	(222,790)	(662,264)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Stock issued for cash	-	577,815
Stock subscription	69,000	-

Net cash provided by financing activities	69,000	577,815

Net decrease in cash	(153,790)	(84,449)

Cash, beginning of period	163,234	247,684

Cash, end of period	$9,444	$163,235

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

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

The Company was a defendant in two significant legal proceedings, one brought by its largest stockholder, Chicago Mercantile Exchange/ New York Mercantile Exchange (“NYMEX”) which was settled on May 22, 2014, and another brought by its former largest customer, Bank of Montreal (“BMO”), which was settled during 2013.  As such, as of the date of this Annual Report on Form 10-K, the Company is no longer involved in any legal proceedings.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2014 and 2013, with the exception of its due to director.  The Company deems that the carrying value of the due to director approximates the fair value as of December 31, 2014.

OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies-Continued

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of December 31, 2014 and 2013, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

Basic and Diluted Earnings per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options amounted to 4,613,000 and 2,883,000 at December 31, 2014 and 2013, respectively. There were no outstanding warrants at December 31, 2014 and 2013, respectively. The options and warrants outstanding at December 31, 2014 and 2013, respectively, have been excluded from the computation of diluted earnings per share due to their antidilutive effect.

OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies-Continued

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

OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 4 - Due to Related Parties

The terms and amounts of due to related parties at December 31, 2014 and 2013, respectively, are as follows:

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

	December 31, 2014	December 31, 2013

	$508,697	$508,697
Discount, using initial implied rate of 12%	-	(12,828)
	$508,697	$495,869

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

The amortization of the discount on the due to related parties amounted to approximately $12,828 and $55,810 during 2014 and 2013, respectively.

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

OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5 - Stockholders' Equity-continued

During 2014 and 2013, the Company recorded share-based payment expenses amounting to approximately $74,489 and $7,353, respectively, in connection with all options outstanding at the respective measurement dates. The amortization of share-based payment was recorded in general and administrative expenses during 2014 and 2013.

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

The Company granted 1,850,000 options in September 2014, as follows: 750,000 options were granted to each of CEO Dov Rauchwerger, and CFO Matthew Katzeff; and 350,000 options were granted to the then Director Neil Osrof.

The fair value of the options granted during the year ended December 31, 2014 are based on the Black Scholes Model using the following assumptions:

1,850,000 Options Issued On September 3, 2014

Exercise price:	$0.030

Market price at date of grant:	$0.040

Volatility:	204%

Expected dividend rate:	0%

Expected terms (years):	5

Risk-free interest rate:	1.78%

OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5 - Stockholders' Equity-continued

A summary of the activity during 2014 and 2013 of the Company’s stock option plan is presented below:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2013	2,883,000	$0.15

Granted	-	$-
Exercised	-	-
Expired or cancelled	120,000	0.22
Outstanding at December 31, 2013	2,763,000	$0.16	$0.10

Granted	1,850,000	0.03
Exercised	-	-
Expired or cancelled	-	$-
Outstanding at December 31, 2014	4,613,000	$0.10	$0.07

Exercisable and vested at December 31, 2014	4,613,000	$0.10	$0.07

At December 31, 2014, there were no nonvested options not yet recognized, as such there was no compensation cost related to nonvested options not yet recognized.

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

Note 6 - Litigation and Contingencies

CMEG NYMEX Inc. v. Optionable, Inc. et. al., Civ. No. 09-03677 (S.D.N.Y.)

NYMEX filed the operative complaint in this litigation on April 10, 2009.  The complaint alleged, among other things, that Optionable, certain of its former officers and director, and other defendants defrauded NYMEX in connection with NYMEX’s purchase of $28.9 million of shares of Optionable common stock pursuant to a Stock and Warrant Purchase Agreement (“SWPA”).  On May 22, 2014, (the Company entered into a Settlement Agreement (the “Agreement”) with Mark Nordlicht (“Nordlicht”) and CME Group, Inc. (“CME”) (Nordlicht, together with the Company, the “Optionable Parties,” and the Optionable Parties together with CME, the “Parties,” and each, a “Party”) which sets for the agreement for the final terms of settlement and dismissal of the lawsuit entitled CMEG NYMEX Holdings, Inc. v. Optionable, Inc. et al., No. 09-CV-3677 (S.D.N.Y.) (the “Litigation”). Pursuant to the Agreement, Nordlicht agrees to make a settlement payment to CME on or before June 3, 2014, and CME agrees to return to the Company 10,758,886 shares of common stock issued by the Company to it in 2007. The Agreement calls for full mutual releases and on the date of payment by Nordlicht to CME, the Parties shall file for an order dismissing the Litigation with prejudice. The sums were paid on June 3, 2014, and full releases delivered.

There was no outstanding litigation as of December 31, 2014.

OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7 - Income Taxes

The components of the benefit for income taxes are as follows

	2014	2013
Current:
Federal	$-	$-
State	-	-

Total current	-	-

Deferred:
Federal	-	-
State	-	-
	-	-

Total benefit (provision) for income taxes	$-	$-

OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7 - Income Taxes-continued

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	2014	2013
Federal statutory taxes	(35.0)%	(35.0)%
State income taxes, net of federal tax benefit	(7.1)	(7.1)
Permanent differences	0.0	2.2
Change in valuation allowance	42.1	39.9
Effect of net operating loss carryback/carryforward	-	-
	0.00%	0.00%

The tax effects of principal temporary differences between the carrying amount of assets and their tax bases are summarized below.

Management believes it is more likely than not that it will be able to offset certain deductions associated with these deferred tax assets to its prior or future years’ taxable income:

The components of the deferred tax assets are as follows:

	December 31, 2014	December 31, 2013

Net operating losses	$2,983,161	$2,845,000
Allowance for bad debt	-	-
Other	-	3,000
State income tax carryforward	10,000	10,000
Intangible assets, net of amortization	-	133,000
	2,993,161	2,991,000
Valuation Allowance	(2,993,161)	(2,991,000)
Tot Total deferred tax assets- current	$-	$-

The Company cannot be assured at this time that there will be a future taxable income available to which losses may be offset, the Company has reserved the full amount of the tax benefit attributable to loss carry forward. The tax returns of the Company are subject to examination by Federal and state taxing authorities for years 2012-2014.

OPTIONABLE, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7 - Income Taxes-continued

The Company has net operating losses of approximately $7,085,894 as of December 31, 2014 for both federal and state tax purposes that expire in 2034.

The valuation allowance of deferred tax assets increased by approximately $305,156 during 2014.

Note 8 - Subsequent Events

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date for disclosure or recognition purposes.

As of the date of this filing there were no subsequent events.